Form 10-Q
period 1995-03-31
TRION INC
filed 1995-05-12
CIK 99802

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                            to

Commission File No. 0-3108

                                TRION, INC.
          (Exact name of registrant as specified in its charter)


            Pennsylvania                                     25-0922753
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                       Identification No.)


P. O. Box 760, 101 McNeill Road, Sanford, North Carolina        27331-0760
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code             919/775-2201

                                Not applicable
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1995.
6,430,183 shares of Common Stock, par value $.50.

                                  Part I

Item 1. Financial Statements


                       TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                 (In thousands, except per share amounts)

                                        Three Months Ended March 31
                                            1995            1994
Net sales. . . . . . . . . . . . . . .    $  8,504        $  7,918
Other  income. . . . . . . . . . . . .          39              28
                                             8,543           7,946

Cost and expenses:
  Cost of products sold. . . . . . . .       5,485           5,133
  Selling, administrative and engineering    2,348           2,272
  Interest . . . . . . . . . . . . . .          48              36
                                             7,881           7,441

Income before income taxes . . . . . .         662             505
Income tax expense . . . . . . . . . .         232             134

Net income for the period. . . . . . .    $    430        $    371


Net income per common share. . . . . .    $    .07        $    .06

Cash dividends declared per common share  $    .02          None



See notes to consolidated condensed financial statements.

PAGE

                       TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except per share amounts)
                                  ASSETS
                                          March 31     December 31
                                           1995 *         1994
Current assets:
  Cash . . . . . . . . . . . . . . . . .  $ 4,726       $ 4,149
  Trade accounts receivable, less allowance
     for doubtful accounts (1995 and
     1994 - $175,000). . . . . . . . . .    7,013         6,914
  Inventories. . . . . . . . . . . . . .    5,860         5,590
  Prepaid expenses and other current assets   884         1,335
     Total current assets. . . . . . . .   18,483        17,988

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . .       78            78
  Building . . . . . . . . . . . . . . .    5,058         5,058
  Machinery and equipment. . . . . . . .   10,823        10,456
  Allowance for depreciation . . . . . .   (9,903)       (9,801)
                                            6,056         5,791
                                          $24,539       $23,779

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals. . . . .  $ 3,364       $ 3,244
  Current portion of long-term debt. . .      360           360
     Total current liabilities . . . . .    3,724         3,604

Long-term debt . . . . . . . . . . . . .    2,840         2,840
Accrued management restructuring expenses     307           307
Deferred income taxes. . . . . . . . . .      260           232
                                            7,131         6,983
Shareholders' equity:
  Common stock, par value $.50 a share:
     Authorized 10,000,000 shares
     Issued and outstanding: 1995 -
     6,424,183 and 1994 - 6,399,183. . .    3,212         3,200
  Additional paid-in capital . . . . . .    1,421         1,327
  Retained earnings. . . . . . . . . . .   12,504        12,202
  Foreign currency translation adjustment -
     unrealized. . . . . . . . . . . . .      271            67
                                           17,408        16,796
                                          $24,539       $23,779

See notes to consolidated condensed financial statements.
* Unaudited

PAGE

                       TRION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                            Three Months Ended March 31
                                               1995           1994
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . .     $   430        $   371
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization . . .         255            303
     Deferred income taxes . . . . . . .          52              8
     Changes in operating assets and
      liabilities:
       Accounts receivable . . . . . . .         (33)           332
       Inventory and prepaid expenses. .        (167)           670
       Accounts payable and accrued expenses     324           (393)
      Gain on disposal of equipment. . .         (18)
     Foreign currency transaction loss            (4)            28
       Net cash provided by operating
         activities    . . . . . . . . .         839          1,319


INVESTING ACTIVITIES
  Purchase of property, plant and equipment     (511)          (132)
   Proceeds from disposal of equipment .          21              2
       Net cash used by investing activities    (490)          (130)

FINANCING ACTIVITIES
  Exercise of stock options. . . . . . .         106             56
       Net cash provided by financing
        activities . . . . . . . . . . .         106             56


Effect of foreign exchange rate changes on cash  122             10

Increase in cash . . . . . . . . . . . .         577          1,255

Cash at beginning of period. . . . . . .       4,149          2,139

Cash at end of period. . . . . . . . . .     $ 4,726        $ 3,394


See notes to consolidated condensed financial statements.

                        TRION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               March 31, 1995



Note A - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

Note B - Net Income per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the average number of shares of common stock outstanding during the periods. The average number of common shares outstanding was 6,412,147 in 1995 and 6,352,830 in 1994. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

Note C - Inventories

The Registrant does not maintain an integrated dollar perpetual inventory system. During the interim periods, inventories are charged with actual costs incurred and relieved at product standard costs. Such standards are updated at least annually. Based upon the components of inventory at the preceding physical inventory date and charges to and relief of inventories during the interim period, the components of inventory are estimated as follows (in thousands):

                                      March 31    December 31
                                        1995         1994
Raw materials                        $   2,305    $   2,147
Work-in-process and finished goods       3,555        3,443
                                     $   5,860    $   5,590


Cost of domestic raw materials inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant. PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes In Results of Operations

Net sales for the quarter ended March 31, 1995 were $8,504,000 as compared to $7,918,000 during the same period a year ago, a 7% increase in 1995 over 1994. This improvement was due to increased shipments of consumer products in the North American operation primarily attributable to a promotional program offered by a major retail customer. Net income increased to $430,000 during the first quarter of 1995, representing a 16% improvement over the first quarter of 1994 and reflecting the increase in net sales.

The Company's backlog of unshipped customer orders increased to $5,088,000 at March 31, 1995, well above last year's $2,298,000 and 1994 year end backlog of $4,023,000.

Cost of products sold as a percentage of sales was 64.5% in the first quarter of 1995 as compared to 64.8% in the same period a year ago. Accordingly, gross margin increased to $3,019,000 in the 1995 period, an increase of $234,000 over the first quarter of 1994.

Selling, administrative and engineering expenses increased by $76,000 during the first three months of 1995 to $2,348,000 as compared to $2,272,000 in 1994. As a percentage of sales, selling, administrative and engineering expenses during the first quarter were 27.6% and 28.7% in 1995 and 1994, respectively. This improvement as a percentage of sales was due primarily to measures to control spending and the results of the consolidation of the Company's European Operations.

A slight rise in interest expense, $48,000 in 1995 as compared to $36,000 in 1994, was due solely to a corresponding rise in interest rates during the comparative periods.

Taxes in terms of dollars were $232,000 and as a percent of income before income taxes were 35.0% in the first quarter of 1995, both increasing over the same period in 1994. The primary reason for these increases was foreign currency exchange gains recorded in our European Operations during the 1994 period which were not subject to tax due to loss carry forwards.

The resulting earnings per share improved to $0.07 in the first three months of 1995, as compared to $0.06 per share in the prior year.

Material Changes in Financial Condition

The financial condition of the Company remains strong with the current ratio at 5.0:1 and working capital increasing by 3% to $14,759,000 from 1994 year end. Long-term debt is now only 16% of equity and total shareholders' equity has risen to $17,408,000. The Company believes working capital and available lines of credit will be adequate to meet normal operating and capital requirements for the foreseeable future.

                                SEGMENT DATA
                                 (Unaudited)
                                (In thousands)
                                         Three Months Ended March 31
                                            1995            1994 *
Net sales to unaffiliated customers:
  North American Operations:
    Engineered Products. . . . . . . . . . $2,053          $2,284
    Consumer Products. . . . . . . . . . .  4,962           4,115
  European Operations. . . . . . . . . . .  1,489           1,519
                                            8,504           7,918
Income (loss) from operations:
  North American Operations:
    Engineered Products. . . . . . . . . .    314             356
    Consumer Products. . . . . . . . . . .    868             511
  European Operations. . . . . . . . . . .    (48)            (24)
                                            1,134             843
General Corporate:
  Other income . . . . . . . . . . . . . .     39             128
  Interest (U.S.). . . . . . . . . . . . .    (48)            (36)
  Other expense. . . . . . . . . . . . . .   (463)           (430)
                                             (472)           (338)

Income before income taxes . . . . . . . . $  662          $  505

* Certain amounts in 1994 have been reclassified to conform to 1995 classifications.

There was a $231,000 decline in the shipments of North American engineered products during the first quarter of 1995 as compared to the same quarter a year ago, primarily due to a reduction in specialized product sales of the electronic oiler and marine product lines. However, backlog for this segment has grown by over 70% during the same period. Income from operations in the engineered products segment declined slightly during the first quarter of 1995 reflecting the lower sales volume. Expectations are that the performance of engineered products will improve in the near term.

Consumer products sales in North America increased by $847,000 during the first three months of 1995 as compared to the same period last year primarily due to the aforementioned promotional program offered by a major retail customer. Income from operations increased accordingly.

Sales in the European Operations segment were relatively flat comparing like periods even though the German subsidiary was closed at 1994 year end. The segment loss from operations in 1995 was primarily due to charges related to a significant engineering project for prospective customers in the UK. The European consolidation continues to generate operating savings as expected. PAGE

                                  PART II


Item 4.  Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareholders of the Registrant was held on April 18, 1995.

  (b) Directors elected at the meeting were Hugh E. Carr, Joseph W. Deering and Seddon Goode, Jr. Other continuing directors are Edwin V. Clarke, Jr., James E. Heins, Grant R. Meyers, Steven L. Schneider and Samuel J. Wornom III.

  (c) The following substantive matters were voted upon at the meeting: the election of three directors for a term of three years; proposal to increase the authorized common stock; proposal for Trion, Inc. 1995 Stock Incentive Plan; and proposal for Trion, Inc. 1995 Non-Employee Director Stock Plan. The results of the voting are as follows:

       All nominees for directors as listed in the proxy statement were elected with the following vote:


           Nominees               For             Withheld
       Hugh E. Carr            5,664,378           50,733
       Joseph W. Deering       5,643,588           71,523
       Seddon Goode, Jr.       5,138,923          576,188

       There were no abstentions or broker non-votes in the election of directors.

       The Amendment of the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 was approved with the following vote:

            For                 Against            Abstain
         5,479,572              189,220             37,627

       There were 8,692 broker non-votes with respect to increasing the number of authorized shares.


       The proposal for the Stock Incentive Plan was approved with the following vote:

            For                 Against            Abstain
         5,144,383              482,591             79,445

       There were 8,692 broker non-votes with respect to the Stock Incentive
       Plan.

       The proposal for the Non-Employee Director Stock Plan was approved with the following vote:

            For                 Against            Abstain
         5,150,598              462,189             93,632

       There were 8,692 broker non-votes with respect to the Non-Employee Director Stock Plan.

Item 6(a). Exhibits

The following exhibits are filed herewith:

  3.1   Amendment to Articles of Incorporation

  3.2   Articles of Incorporation (Composite Version)

Item 6(b). Report on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRION, INC.
                                          (Registrant)



Date   May 5, 1995                   /s/ Steven L. Schneider
                                     Steven L. Schneider
                                     President and Chief Executive
                                     Officer



Date   May 5, 1995                   /s/ Calvin J. Monsma
                                     Calvin J. Monsma
                                     Vice President and
                                     Chief Financial Officer