Form 10-Q
period 1995-06-30
TRION INC
filed 1995-08-11
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X        EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ____ EXCHANGE ACT OF 1934

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of
August 1, 1995.
6,424,183 shares of Common Stock, par value $.50.


                                   Part I

Item 1.   Financial Statements



                        TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                  (In thousands, except per share amounts)


                                    Six Months Ended    Three Months Ended
                                         June 30             June 30
                                      1995     1994      1995        1994
Net sales. . . . . . . . . . . .    $17,303  $15,555    $8,799      $7,637
Other income . . . . . . . . . .        124       56        85          28
                                     17,427   15,611     8,884       7,665

Cost and expenses:
  Cost of products sold. . . . .     10,889    9,693     5,404       4,560
  Selling, administrative
   and engineering . . . . . . .      4,822    4,483     2,474       2,211
  Interest . . . . . . . . . . .         98       77        50          41
                                     15,809   14,253     7,928       6,812

Income before income taxes . . .      1,618    1,358       956         853
Income tax . . . . . . . . . . .        599      495       367         361
Net income for the period. . . .   $  1,019 $    863   $   589     $   492


Net income per common share. . .   $    .16 $    .14   $   .09     $   .08



Dividends declared . . . . . . .   $    .04    None    $   .02       None

See notes to consolidated condensed financial statements.


                        TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except share amounts)
                                   ASSETS
                                             June 30       December 31
                                              1995*           1994
Current assets:
  Cash and cash equivalents. . . . . . .     $ 3,954        $ 4,149
  Trade accounts receivable, less
     allowance for doubtful accounts
     (1995 and 1994 - $175,000). . . . .       8,269          6,914
  Inventories. . . . . . . . . . . . . .       5,595          5,590
  Prepaid expenses and other current assets    1,502          1,335
     Total current assets. . . . . . . .      19,320         17,988

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . .          78             78
  Buildings. . . . . . . . . . . . . . .       5,058          5,058
  Machinery and equipment. . . . . . . .      10,933         10,456
  Allowance for depreciation . . . . . .     (10,145)        (9,801)
                                               5,924          5,791
                                             $25,244        $23,779

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals. . . . .    $  3,751       $  3,244
  Current portion of long-term debt. . .         360            360
   Total current liabilities . . . . . .       4,111          3,604

Long-term debt . . . . . . . . . . . . .       2,840          2,840
Accrued management restructuring expenses        219            307
Deferred income taxes. . . . . . . . . .         278            232
                                               7,448          6,983
Shareholders' equity:
  Common stock, par value $.50 a share:
   Authorized 20,000,000 shares
   Issued and outstanding:  1995 - 6,424,183
    and 1994 - 6,399,183 . . . . . . . . .     3,212          3,200
  Additional paid-in capital . . . . . . .     1,421          1,327
  Retained earnings. . . . . . . . . . . .    12,965         12,202
  Foreign currency translation adjustment
    - unrealized                                 198             67
                                              17,796         16,796
                                             $25,244        $23,779

See notes to consolidated condensed financial statements.
*Unaudited

                        TRION, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)
                                               Six Months Ended June 30
                                                 1995            1994
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . .   $ 1,019          $   863
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization. . . . . .       510              483
    Deferred income taxes. . . . . . . . . .       118               11
    Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . .    (1,318)             413
       Inventory and prepaid expenses. . . .      (283)             745
       Accounts payable and accrued expenses       337             (712)
    Gain on disposal of equipment. . . . . .       (18)              (6)
    Foreign currency transaction loss. . . .       (25)             104
    Net cash provided by operating activities      340            1,901

INVESTING ACTIVITIES
  Purchase of property, plant and equipment       (639)            (301)
  Proceeds from disposal of equipment. . . .        21                9
    Net cash used by investing activities. .      (618)            (292)

FINANCING ACTIVITIES
  Exercise of stock options. . . . . . . . .       106              179
  Cash dividends paid. . . . . . . . . . . .      (128)               0
    Net cash provided by investing activities      (22)             179

  Effect of exchange rate changes on cash. .       105               58

  Increase in cash and cash equivalents. . .      (195)           1,846

  Cash and cash equivalents at beginning
    of period. . . . . . . . . . . . . . . .     4,149            2,139

  Cash and cash equivalents at end of period   $ 3,954           $3,985

See notes to consolidated condensed financial statements.
                        TRION, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               June 30, 1995

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

Note B - Net Income per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the average number of shares of common stock outstanding during the periods. The average number of common shares outstanding for the six-month period ended June 30 was 6,418,198 in 1995 and 6,367,584 in 1994, and 6,424,183 and 6,382,176 for
the three-month periods ended June 30, 1995 and 1994; respectively. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

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


                                  June  30       December 31
                                    1995            1994
       Raw materials              $ 2,600         $ 2,147
       Work-in-process and
            finished goods          2,995           3,443
                                  $ 5,595         $ 5,590


Cost of domestic raw materials inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Note D - Subsequent Events

On August 1, 1995 the Registrant acquired all of the outstanding common stock of Envirco Corporation, a manufacturer and distributor of ultra-clean air systems and components located in Albuquerque, New Mexico for aggregate cash consideration of approximately $8 million. The Registrant expects to incur costs of approximately $0.5 million; consisting principally of a finders fee, accounting and legal expenses.

In a related transaction, the Registrant and/or Envirco Corporation entered into employment agreements and/or non-compete agreements with five key employees of the Envirco Corporation. These agreements have terms which vary from two to five years, maintain salary levels previously in effect, and, in certain circumstances based upon company performance, provide incentive payments and options to purchase the Registrant's stock at values no less than fair market value.

In connection with the acquisition, the Registrant also obtained a credit facility for $18 million from Wachovia Bank of North Carolina; a portion of which was used for this transaction. The structure of the facility includes an $8 million 36 month revolving line of credit and a $10 million 60 month declining balance term loan; both having an interest rate at the London Interbank Offering Rate plus 1.3%. This facility replaces the $3 million line of credit previously in place.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Material Changes in Results of Operations

Net sales for the quarter ended June 30, 1995 were $8,799,000 as compared to $7,637,000 a year ago, a 15% increase in 1995 over 1994. This improvement was due to an increase in North American Operations shipments of consumer and engineered products, 9% and 33%, respectively. Net sales for the six months ended June 30, 1995 increased 18% over the prior year, from $15,555,000 in 1994 to $17,303,000 in 1995. During the six month period North America consumer products increased by 15% and engineered product shipments increased 11% as compared to the prior year period. European operations were relatively stable in both comparative periods.

Net income for the second quarter ended June 30, 1995 was $589,000 as compared to $492,000, a 20% increase over the same period a year ago, due to the increase in net sales, improved operating expenses as a percentage of net sales and improved performance in other income. These same reasons generated $1,019,000 in net income for the latest six month period, or an 18% increase over the $863,000 posted in 1994 period.

Backlog for the Company's unshipped orders increased 18% at June 30, 1995 to $4,209,000 as compared to $3,582,000 at June 30, 1994. Year to date, order bookings in 1995 for engineered products have exceeded shipment levels as well as 1994 year to date levels. Consumer product year to date orders in 1995 were above 1994 year to date order levels however, they did not exceed 1995 shipment volumes. This shift in product composition was anticipated by management.

As a percentage of net sales, the Company experienced an increase in the cost of products sold during the quarter ended June 30th, 61.4% in 1995 as compared to 59.7% in 1994, due to raw material cost increases offset by favorable product mix. For the six months ended June 30, 1995 and 1994, cost of products sold as a percentage of net sales were 62.9% and 62.3%, respectively.

Selling, administrative and engineering expenses during the second quarter increased by $263,000 to $2,474,000 in 1995 as compared to $2,211,000 in 1994 and reflected the Company's investment in selling, marketing and engineering efforts. As a percentage of net sales, these expenses were 28.1% in 1995 and 29.0% in 1994. Additionally, the Company realized savings of approximately $118,000 during the comparative quarters due to the successful consolidation of their European operations. Selling, administrative and engineering expenses for the six months ended June 30, 1995 increased by $339,000 to $4,822,000 as compared to $4,483,000 in 1994 and, as a percentage of net sales, were 27.9% in 1995 and 28.8% in 1994. Overall, the Company monitors costs and expenses closely and has continued to focus on cost reduction programs.

Income from operations on a total basis as reported in the accompanying segment data, resulted in a 11.5% improvement in the six months ended June 30 and a 12.7% increase in the three month comparative period. These improvements are principally attributable to the increase in sales volumes in all areas offset by the aforementioned increases in cost of products sold. In addition, the European operations segment realized further benefit from the consolidation actions.

Interest expense has increased in both the second quarter and year to date comparative periods due to the corresponding rise in interest rates in 1995 as compared to 1994.

Income taxes for the second quarter ended June 30, 1995 were $368,000 and as a percent of income before income taxes were 38%. In the comparable period in 1994, income taxes were $361,000 and as a percent of income before income taxes were 42%. The primary reason for the reduction was the inability to utilize foreign tax loss carryforwards in the 1994 period. Income taxes for the six month period ended June 30, 1995 and 1994 were $599,000 and $495,000, respectively. As a percent of income before income taxes, there was a slight rise for the six month period resulting in 37% in 1995 as compared to 36% in 1994.

The net income per common share increased to $0.09 during the second quarter in 1995 from $0.08 for the second quarter of 1994. The six months ended June 30, 1995 and 1994 generated $0.16 and $0.14 net income per common share, respectively.

Material Changes in Financial Condition

The financial condition of the Company remains strong with the current ratio at 4.7:1, working capital increasing to $15,209,000, shareholders' equity rising to $17,796,000 and a long-term debt declining to 16% of equity.

Subsequent Event

On August 1, 1995 the Company acquired all of the outstanding common stock of Envirco Corporation, a manufacturer and distributor of ultra-clean air systems and components located in New Mexico for cash consideration of approximately $8 million.

In connection with this acquisition, the Company also obtained a credit facility for $18 million from Wachovia Bank of North Carolina; a portion of which was used for this transaction.

Although the Company has not yet finalized the financial impact this acquisition will have on its results of operations and financial condition, it is expected to materially impact the results of operations and financial condition of the Company.

                                SEGMENT DATA
                                (Unaudited)
                               (In thousands)

                                         Six Months Ended  Three Months Ended
                                             June 30            June 30
                                           1995     1994*     1995    1994*
Net sales to unaffiliated customers:
  North American Operations:
   Engineered Products . . . . .         $ 5,218  $ 4,664   $ 3,165 $ 2,380
   Consumer Products . . . . . .           9,164    8,175     4,202   4,060
  European Operations. . . . . .           2,921    2,716     1,432   1,197
                                         $17,303  $15,555   $ 8,799 $ 7,637
Income (loss) from operations:
  North American Operations:
   Engineered Products . . . . .         $ 1,065  $   965   $   751 $   530
   Consumer Products . . . . . .           1,554    1,522       686     990
  European Operations. . . . . .            (120)    (245)      (72)   (245)
                                           2,499    2,242     1,365   1,299
General Corporate:
  Other income . . . . . . . . .             124       56        85      28
  Interest (U.S.). . . . . . . .             (98)     (77)      (50)    (41)
  Other expense. . . . . . . . .            (907)    (863)     (444)   (433)
                                            (881)    (884)     (409)   (446)

Income before income taxes . . .         $ 1,618  $ 1,358   $   956 $   853

* Certain amounts in 1994 have been reclassified to conform to 1995 classifications.

                                   PART II

Item 5. Other Information

As described in footnote D to the unaudited financial statements included in
Part I hereof, which is hereby incorporated by reference, the Registrant acquired all of the outstanding common stock of Envirco Corporation, a New Mexico corporation privately owned by a group of 13 investors, including Envirco Corporation management. The Registrant engaged an independent investment banker to identify and assist in the fair valuation of the subject company and intends to continue the same use of the assets of the acquired company. A copy of the Stock Purchase Agreement is included as Exhibit 2.1 hereto. Pursuant to Item 7 of Form 8-K and Rule 3-05(b)(2)(i) of Regulation S-X, the Registrant will provide the required financial information by ammendment to this Form 10-Q within 60 days after this acquisition is required to be reported.

Item 6(a). Exhibits

2.1 Stock purchase agreement for the sale of the capital stock of Envirco Corporation dated July 28, 1995.

99.1   News release announcing acquisition of Envirco Corporation.

Item 6(b).  Report on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRION, INC.
                                           (Registrant)



Date:  August 11, 1995                 /s/Steven L. Schneider
                                       President and Chief Executive Officer



Date:  August 11, 1995                 /s/Calvin J. Monsma
                                       Vice President and Chief Financial
                                       Officer