Form 10-Q/A
period 1995-06-30
TRION INC
filed 1995-10-02
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                        FORM 10-Q/A, Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of
August 1, 1995.
6,424,183 shares of Common Stock, par value $.50.

                                   PART II

Item 5. Other Information

The Registrant previously reported under this item its acquisition of Envirco Corporation effective August 1, 1995. Item 5 of the Form 10-Q is hereby amended to provide the following information, as required by Item 7(a) and
(b) of Form 8-K.  In addition, a copy of the auditors consent is included as
Exhibit 23.1 hereto.

Audited Financial Statements of Envirco Corporation as required by Item 7(a) of Form 8-K are included herewith as follows:

           Report of independent certified public accountants
           Balance Sheets at February 28, 1994 and 1995
           Statements of Operations, two years ended February 28, 1995 Statements of Cash Flows, two years ended February 28, 1995 Statements of Stockholders' Equity, two years ended
             February 28, 1995
           Notes to Financial Statements


                       Independent Auditors' Report


  The Board of Directors
  ENVIRCO CORPORATION:


  We have audited the accompanying balance sheets of ENVIRCO CORPORATION as of February 28, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ENVIRCO CORPORATION as of February 28, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  April 13, 1995

                            ENVIRCO CORPORATION
                              Balance Sheets

                         February 28, 1995 and 1994
                                                     1995            1994
        Assets (Note 4)
  Current assets:
   Cash                                            $      350      $   32,489
   Receivables:
    Trade accounts, less allowance
       for doubtful receivables of
       $102,014 in 1995 and $79,163
       in 1994                                      2,348,608       1,383,379
    Other                                              30,293          10,939
           Total receivables                        2,378,901       1,394,318
   Inventories (note 2)                             1,588,256         869,965
   Prepaid expenses                                   229,925         133,633
           Total current assets                     4,197,432       2,430,405

  Machinery and fixtures, at cost, net (note 3)       513,446         510,787

  Other assets, at cost, net (note 3)                 789,365         889,120

                                                   $5,500,243      $3,830,312
  Liabilities and Stockholders'Equity
  Current liabilities:
   Cash overdraft                                  $  203,714      $  217,482
   Current installments of long-term debt (note 4)    257,310          40,000
   Line of credit (note 5)                            410,274         322,521
   Accounts payable                                   903,969         381,576
   Accrued payroll and commissions                    336,276         118,008
   Fringe benefits                                    131,067         138,592
   Product warranty reserve                            58,487          39,530
   Income taxes payable                               204,577          15,132
   Other                                              108,772          45,726
           Total current liabilities                2,614,446       1,318,567

  Long-term debt, excluding current installments
    (note 4)                                        1,278,576       1,620,000
           Total liabilities                        3,893,022       2,938,567

  Stockholders  equity (notes 1, 4 and 8):
   Common stock with no par value.
      Authorized 500,000 shares; issued
      and outstanding 202,359 shares in
      1995 and 198,469 shares in 1994                 520,197         510,200
   Retained earnings                                1,087,024         381,545
           Total stockholders' equity               1,607,221         891,745

                                                   $5,500,243      $3,830,312

  See accompanying notes to financial statements.


                            ENVIRCO CORPORATION

                          Statements of Operations

                   Years ended February 28, 1995 and 1994

                                                 1995             1994
  Net sales                                  $12,260,555      $ 8,076,445

  Cost of sales                                8,042,043        5,265,601
           Gross  profit                       4,218,512        2,810,844

  Operating expenses:
   Selling and marketing                       1,463,859          991,400
   Research and development                      223,902          113,875
   General and administrative                  1,158,522          905,324
           Operating income                    1,372,229          800,245

  Other income                                       608           39,747

  Interest expense                              (201,358)        (219,167)
           Earnings before income tax expense  1,171,479          620,825

  Income tax expense (note 9)                    466,000          248,405

           Net earnings                      $   705,479      $   372,420


  See accompanying notes to financial statements.


                           ENVIRCO CORPORATION

                          Statements of Cash Flows

                   Years ended February 28, 1995 and 1994
                                                      1995           1994
  Cash flows from operating activities:
   Net earnings                                   $  705,479      $  372,420
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                  299,355         240,134
      Changes in assets and liabilities:
        Receivables                                 (984,583)       (285,642)
        Inventories                                 (718,291)        110,819
        Prepaid expenses                             (96,292)       (104,856)
        Accounts payable                             522,393         (90,720)
        Accrued payroll and commissions              218,268         (33,998)
        Fringe benefits                               (7,525)          2,271
        Product warranty reserve                      18,957           8,019
        Income taxes payable                         189,445          20,755
        Other                                         63,046         (92,188)
           Net cash provided by operating
             activities                              210,252         147,014

  Cash flows from investing activities - purchase
   of equipment and other assets                    (202,259)       (113,244)

  Cash flows from financing activities:
   Increase (decrease) in cash overdraft             (13,768)        217,482
   Net advances (payments) under line of credit       87,753        (266,080)
   Proceeds from long-term debt                    1,489,543            -
   Payments on long-term debt                     (1,613,657)        (40,000)
   Issuance of common stock                            9,997            -
           Net cash used in financing
             activities                              (40,132)        (88,598)

  Net decrease in cash and temporary cash
   investments                                       (32,139)        (54,828)

  Cash and temporary cash investments at
   beginning of year                                  32,489          87,317

  Cash and temporary cash investments at end
   of year                                        $      350      $   32,489

  Supplemental information:
   Interest paid                                  $  205,098      $  219,167
   Income taxes paid                                 318,922         272,100

  Supplemental schedule of noncash investing
   and financing activities - other asset
   acquired in exchange for stock                 $     -         $   10,200

  See accompanying notes to financial statements.


                             ENVIRCO CORPORATION

                     Statements of Stockholders' Equity

                   Years ended February 28, 1995 and 1994



                                        Common   Common              Total
                                         stock    stock              stock-
                                        number   no par   Retained  holders'
                                      of shares   value   earnings   equity
  Balance at February 28, 1993         194,500  $500,000     9,125    509,125

  Common stock issued                    3,969    10,200       -       10,200
  Net earnings                             -        -      372,420    372,420
  Balance at February 28, 1994         198,469   510,200   381,545    891,745

  Common stock issued                    3,890     9,997       -        9,997
  Net earnings                             -         -     705,479    705,479

  Balance at February 28, 1995         202,359  $520,197 1,087,024  1,607,221

  See accompanying notes to financial statements.

                           ENVIRCO CORPORATION
                       Notes to Financial Statements
                          February 28, 1995 and 1994

(1)   Summary of Significant Accounting Policies

    (a) Business

        The Company is primarily engaged in the development, manufacture, distribution and sale of ultra-clean air systems and components. The Company sells its products throughout the United States and abroad.

    (b) Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market.

    (c) Depreciation and Amortization

        Depreciation of machinery and fixtures is provided over the estimated useful lives of the respective assets using declining-balance methods. Other assets listed below are amortized using the straight-line method over their estimated useful lives:

                        Asset             Useful lives

               Machinery and fixtures       7 years
               Patents and licenses         9 years
               Trade marks and trade names  9 years
               Commitment fees              3 years (life of loan)
               Organizational costs         5 years

    (d) Income Taxes

        Income taxes are accounted for under Statement of
          Financial Accounting Standards No. 109 "Accounting for
          Income Taxes".   Under this method, deferred income taxes
          are recognized for the tax consequences of "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    (e) Revenue Recognition

        The Company recognizes revenue on sales of its product when the products are shipped from the plant.

    (f) Product Warranty Reserve

        The Company warrants its products against defects in material and workmanship for one year. The Company has accrued potential warranty claims based on prior years claim experience. Such costs are accrued at the time revenue is recognized based on a percentage of sales.

    (g)  Reclassifications

         Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

(2) Inventories

    The components of inventory at February 28 follows:

                                            1995          1994

                  Raw materials         $ 1,163,567    $  642,081
                  Work in process           177,497        53,145
                  Finished goods            247,192       174,739
                                        $ 1,588,256    $  869,965

(3) Machinery and Fixtures, and Other Assets

    A summary of machinery and equipment at February 28 follows:

                                             1995         1994

                  Machinery and equipment $ 681,066   $  561,159
                  Furniture and fixtures     47,175       47,000
                                            728,241      608,159
                  Accumulated depreciation  260,228       97,372
                                          $ 468,013   $  510,787

    A summary of other assets at February 28 follows:

                                              1995        1994

                  Patents and licenses    $ 822,482   $  811,438
                  Trade marks and trade
                    names                   100,000      100,000
                  Commitment fees            21,112       53,500
                  Other                      83,396       82,056
                                          1,026,990   $1,046,994
                  Accumulated amortization  237,625      157,874

                                          $ 789,365   $  889,120

(4) Long-term Debt

  A summary of long-term debt at February 28 follows:

                                                         1995          1994

    Note payable to financial institution, bearing
      interest at 10 percent, installments of
      principal and interest payments of $30,809
      are due monthly, the entire principal balance
      plus accrued interest shall be due
      June 22, 1996                                  $1,296,343         -
    Note payable to financial institution, for
    equipment purchases bearing interest at
    10 percent, outstanding principal balance of
    each advance, including accrued interest, is
    due monthly based on a 60 month amortization,
    the balance plus accrued interest is due
    June 22, 1996                                        39,543         -
      Note payable to financial institution                -         160,000
      Subordinated debentures bearing interest at
         11.5 percent                                      -       1,300,000
        Convertible subordinated debentures, bearing
          interest at the greater of 9.5 percent or
          Chase Manhattan Bank prime rate plus 2
          percent (11 percent at February 28, 1995)
          plus a interest premium of $25,000 at
          maturity, interest due monthly with final
          payment of principal and interest premium
          due February 10, 1997
                                                        200,000     200,000
                                                      1,535,886   1,660,000
        Less current installments                       257,310      40,000

        Long-term debt, excluding current
           installments                              $1,278,576  $1,620,000

    The notes payable to the financial institution is part of a loan and security agreement with the financial institution which provides for the above term loan, the equipment purchase loan, and a revolving credit agreement (note 6). Advances under the equipment purchase loan cannot exceed $250,000. The loans are secured by substantially all of the Company s assets, are personally guaranteed by the president of the Company and are further secured by a $1,500,000 life insurance policy on the president of the Company.

    The Company issued stock purchase warrants in connection with the 11.5 percent convertible subordinated debentures (debentures). The warrants are convertible into a certain percentage of the Company s common stock determined by reference to the repayment date of the debentures. As a result of the debenture repayment date of June 22, 1994, the outstanding warrants are convertible into 24.5 percent ownership of the Company on a fully diluted basis (with limited exceptions) at an exercise price of $100. The warrants expire on June 22, 2000.

    The convertible subordinated debentures are secured by substantially all of the Company's assets. The debentures are fully subordinated to the notes payable to the financial institution. On February 9, 1997, the debentures and interest premium are convertible into common stock of the Company representing 7 percent equity in the Company on a fully diluted basis.

    Required principal payments are as follows:

          Year ending February 28             Amount
                    1996                  $    257,310
                    1997                     1,278,576

  (5) Revolving Credit Agreement

    At February 28, 1994 the Company had a Revolving Credit
        Agreement with a financial institution, which provided a line of credit which could not exceed $1,500,000.

    During 1995, the Company refinanced the Revolving Credit
        Agreement with another financial institution. The new agreement provides for a line of credit not to exceed $750,000 and is further limited to 80 percent of eligible accounts receivable plus 40 percent of eligible inventory. The interest rate is determined by the Corporate base rate plus 2 percent (11 percent at February 28, 1995). The agreement requires monthly interest payments and the outstanding balance is due June 22, 1995. The Company had an outstanding balance of $410,274 at February 28, 1995.

  (6) Lease Commitments

    The Company leases certain machinery, equipment and buildings under noncancelable operating leases for which minimum lease commitments are as follows at February 28, 1995:

          Year ending February 28
                   1996                     $ 201,101
                   1997                       195,085
                   1998                       199,097
                   1999                       205,500
                   2000                       284,404

    Total lease expense for the year ended February 28, 1995 and 1994 was approximately $216,000 and $218,000, respectively.


  (7) Employee Retirement Plan

      The Company sponsors a 401(k) savings plan which covers employees with one year of service. Eligible employees may contribute up to 4 percent of their compensation to the plan. Employee contributions are matched 25 percent by the Company. The Company may also elect to contribute an additional 12.5 percent of participants contribution. The expense of this plan was approximately $24,200 and $21,700 in 1995 and 1994, respectively.

(8) Stockholders' Equity

      During 1994, the Company entered into a licensing agreement with Johns Hopkins University. The agreement gives the Company the right to sell a HEPA filtration system which was jointly developed and patented by the Company and Johns Hopkins. Under the agreement the Company paid $5,000 cash and issued 3,969 shares of common stock (valued at $2.57 per share). In addition, the agreement provides for royalty payments based on various percentages of the product's sales. Royalty expense under the agreement for the year ended February 28, 1995 and 1994 was $7,317 and $3,096, respectively.

      During 1995, the President of the Company purchased 3,890 shares of common stock of the Company for $9,997.

      During 1995, the Company granted an employee an option to purchase up to 8,000 shares of the Company's common stock at $0.10 per share. These options are exercisable in increments of 2,000 shares over a 4 year period. During 1995, the Company recorded an expense of $19,760 in connection with these options.

  (9) Income Taxes

      Income tax expense at February 28, consists of the following:

                                        1995       1994
          Current:
             Federal                $ 429,838   $ 246,255
             State                     80,930      40,977
                                      510,768     287,232
          Deferred:
             Federal                  (36,150)    (31,309)
             State                     (8,618)     (7,518)
                                      (44,768)    (38,827)

                                    $ 466,000   $ 248,405

    The actual income tax expense for 1995 differs from the
       "expected" tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34 percent to earnings before income taxes) primarily as a result of state income taxes.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and
   liabilities for financial reporting purposes and the amounts used for income tax purposes.  The significant portions of the Company's deferred tax assets and liabilities at
   February 28 are presented below:
                                                  1995           1994
       Deferred tax assets:
          Allowance for doubtful accounts      $  43,474      $  34,214
          Warranty provision                      21,430         14,878
          Accrued vacation costs                  34,951         33,934
          Other                                   13,503            -

            Total deferred tax assets            113,358         83,026

        Deferred tax liabilities:
          Tax depreciation in excess of amounts
            recorded for book purposes            11,115            893
          Intangible assets                       12,769         30,546
          Other                                      -            6,881
                 Total deferred tax liabilities   23,884         38,320

                 Net deferred tax asset        $  89,474      $  44,706

    Based on the Company's historical and current pretax earnings, management believes it is more likely than not that the Company will realize the benefit of the temporary differences.

This page intentionally left blank.

Unaudited interim Financial Statements of Envirco Corporation as required by
Item 7(a) of Form 8-K are included herewith as follows:

     Unaudited Balance Sheet at June 30, 1995
     Unaudited Statement of Operation, four months ended June 30, 1995 Unaudited Statement of Cash Flows, four months ended June 30, 1995 Unaudited Statement of Stockholders' Equity, four months ended
          June 30, 1995
     Unaudited Notes to Interim Financial Statements

                          Envirco Corporation

                         Balance Sheet (Unaudited)

                               June 30, 1995


Assets
Current assets:
 Cash                                                                $      350
 Accounts receivables, less allowance for doubtful
   accounts of $118,062                                               2,271,961
 Inventories                                                          1,850,924
 Prepaid expenses and other assets                                      278,968
Total current assets                                                  4,402,203

Property and equipment                                                  812,168
Accumulated depreciation                                               (305,398)
                                                                        506,770

Long-term assets:
 Patents and licenses, net of accumulated
    amortization of $211,347                                            613,762
 Trademarks and trade names, net of accumulated
    amortization of $26,389                                              73,611
 Commitment fees, net of accumulated
    amortization of $58,372                                              19,488
 Organization costs, net of accumulated
    amortization of $40,327                                              43,069
Total assets                                                         $5,658,903

Liabilities and stockholders' equity
Current liabilities:
 Cash overdraft                                                      $  301,453
 Line of credit                                                         677,640
 Accounts payable and accrued liabilities                             1,292,584
 Current portion of long-term debt                                      265,917
Total current liabilities                                             2,537,594

Long-term debt, less current portion                                  1,186,301

Commitments and contingencies

Stockholders' equity:
 Common stock, no par value - authorized 500,000 shares,
  issued and outstanding shares 202,359                                 520,197
 Retained earnings                                                    1,414,811
Total stockholders' equity                                            1,935,008
Total liabilities and stockholders' equity                           $5,658,903

See accompanying unaudited notes.

                            Envirco Corporation

                         Statement of Operation

  For the period from March 1, 1995 to June 30, 1995  (Unaudited)


Net sales                                             $4,688,787
Other income                                              11,300
                                                       4,700,087
Cost and expenses:
Cost of products sold                                  3,172,200
Selling, administrative and engineering                  923,500
Interest                                                  71,600
Operating income                                       4,167,300

Income before income taxes                               532,787
Income tax expense                                      (205,000)
Net income                                            $  327,787

See accompanying unaudited notes.


                           Envirco Corporation

                         Statement of Cash Flows

  For the period from March 1, 1995 to June 30, 1995  (Unaudited)


Cash flows from operating activities:
 Net income                                                  $327,787
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization                                  87,232
Changes in assets and liabiities:
Receivables                                                   106,940
Inventories                                                  (262,668)
Prepaid expenses and other assets                             (49,043)
Accounts payable and other liabilities                       (450,564)
Net cash used in operating activities                        (240,316)

Cash flows from investing activities:
Purchases of long-term assets                                  (2,627)
Purchases of machinery and equipment                          (38,494)
Net cash used in investing activities                         (41,121)

Cash flows from financing activities:
Increase in cash overdraft                                     97,739
Net advances under line of credit                             267,366
Payments on long-term debt                                    (83,668)
Net cash provided by financing activities                     281,437
Net decrease in cash and temporary cash investments              -

Cash and temporary cash investments at beginning of
  the period                                                      350
Cash and temporary cash investments at end of the period     $    350

Supplemental information:
Interest paid                                                $ 71,513
Income taxes paid                                            $205,449

 See accompanying unaudited notes.


                           Envirco Corporation

                    Statement of Stockholders' Equity

  For the Period from March 1, 1995 to June 30, 1995  (Unaudited)



                      Common Stock  Common Stock    Retained         Total
                        Number of   No Par Value    Earnings      Stockholders'
                         Shares                                      Equity
Balance at
  February 28, 1995     202,359      $520,197      $1,087,024      $1,607,221
    Net income             -             -            327,787         327,787
Balance at
  June 30, 1995         202,359      $520,197      $1,414,811      $1,935,008


See accompanying unaudited notes.

                                Envirco Corporation

            Notes to Interim Financial Statements (Unaudited)

                              June 30, 1995



  1.     Summary of Significant Accounting Policies

  Basis of Presentation

  The interim financial data is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the interim period. Operating results for the period from March 1, 1995 to June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended February 28, 1996. For further information refer to the audited financial statements and notes for the fiscal year ended February 28, 1995 included elsewhere in this document.

  Description of Business

  Envirco Corporation (the Company ) is primarily engaged in the design, development, manufacture, distribution and sale of ultra-clean air filtration systems and components. The Company sells its products throughout the United States and abroad. Prior to February 1993, the business of the Company was operated as a division of Donaldson Company, Inc. In February of 1993, management of the division caused the Company, through a leverage buy-out, to purchase the operating assets of the division from Donaldson Company, Inc. for a total consideration of $2,781,693.

  Advertising Costs

  On March 1, 1995, the Company adopted the provisions of the AICPA Accounting Standards Executive Committee s Statement of Position 93-7 Reporting on Advertising Costs ( SOP 93-7 ). In accordance with SOP 93-7, the Company has chosen to expense all advertising costs as incurred. The Company s adoption of SOP 93-7 had no effect on net income or retained earnings.

                           Envirco Corporation

  2.  Subsequent Events

  In July 1995, the Company entered into a purchase commitment with a vendor to purchase approximately $875,000 of raw material inventory. The Company's obligation under this commitment is limited to the extent that the vendor can resale the inventory at the purchase commitment price. The Company expects to fulfill this commitment within the next year.

  In connection with the sale of the Company on August 1, 1995 to Trion Inc.
  ( Trion ), as described further below, the convertible subordinated debentures in the amount of $200,000 and related accrued interest were converted into 20,791 shares of the Company s Common Stock and then sold to
  Trion.   In addition, in connection with the acquisition, Trion paid off the
  Company s notes payable to the financial institution, the equipment purchase loan, and the line of credit.

  On July 25, 1995, the Company amended the stock option agreement for 8,000 shares of the Company s common stock with an employee in order to accelerate the vesting of 4,000 of the options to July 1995. On August 1, 1995, the holder of the option exercised the option for 4,000 shares of the Company s common stock and simultaneously sold the shares to Trion as described further below. In accordance with the original option agreement, upon a change in control, all remaining options were cancelled.

  On August 1, 1995, Trion acquired all the issued and outstanding shares (including the shares referred to in the second and third paragraphs above) of the Company s common stock for $6,227,174 (net of the purchase price paid to the holders of the warrants described below). The final purchase price may be adjusted based on the Company s working capital and funded indebtedness as of July 31, 1995 versus the respective amounts as of February 28, 1995, as provided by the Stock Purchase Agreement.

  On August 1, 1995, the holder of the stock purchase warrants (which provided the right to purchase, in the aggregate, 69,862.5 shares of the Company s common stock), sold such warrants to Trion for $1,796,850.

  In connection with the acquisition of the Company by Trion, certain key employees entered into employment and non-compete agreements ranging from five months to seven years. Approximately $380,000 will be paid to these key employees as an incentive to enter into these agreements.

Pro Forma Financial Information as required by Item 7(b) of Form 8-K is included herewith as follows:

                         UNAUDITED PRO FORMA COMBINED
                         CONDENSED FINANCIAL DATA


The following unaudited pro forma combined condensed financial data has been prepared by management of Trion, Inc. ("Trion") and is presented to show the impact on Trion's historical financial position and results of operations of the acquisition of the Envirco Corporation ("Envirco"). For purposes of preparing this data Trion has included the Envirco historical statements of operation for the year ended December 31, 1994 and six months ended June 30, 1995 as restated for a calendar year end. The Envirco historical audited financial statements for the fiscal year ended February 28, 1995 are included elsewhere in this Form 10Q/A, Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the six month period ended June 30, 1995.

The following unaudited pro forma combined condensed balance sheet reflects the acquisition of Envirco, which was completed August 1, 1995 and accounted for as a purchase transaction, as if this transaction had occurred on June 30, 1995. The following unaudited pro forma combined condensed statements of income for the year ended December 31, 1994 and the six month period ended June 30, 1995 give effect to the acquisition of Envirco, accounted for as a purchase, as if this combination had taken place as of January 1, 1994.

The unaudited pro forma combined condensed financial data are not necessarily indicative of what the financial position or results of operations actually would have been if the transaction had occurred on the applicable dates indicated. Moreover, they are not intended to be indicative of future results of operations or financial position. The unaudited pro forma combined condensed financial statements should be read in conjunction with the historical consolidated financial statements, including the notes thereto, of Trion and Envirco.


UNAUDITED PRO FORMA COMBINED CONDENSED
BALANCE SHEET AS OF JUNE 30, 1995
(in thousands)
                                                       Pro Forma
                             Trion(1)  Envirco(2)     Adjustments     Pro Forma
Assets
Current assets:
  Cash and cash equivalents   $3,954         $0       ($2,955)    (3)     $999
                                                         ($76)    (4)
  Trade accounts
    receivable, net            8,269      2,272             0           10,541
  Inventories                  5,595      1,851             0            7,446
  Prepaid expenses and other
    current assets             1,502        279             0            1,781
Total current assets          19,320      4,402        (3,031)          20,691

Property, plant and equipment:
  Land                            78          0             0               78
  Buildings                    5,058          0             0            5,058
Machinery and equipment       10,933        812          (305)    (5)   11,440
Allowance for depreciation   (10,145)      (305)          305     (5)  (10,145)
                               5,924        507             0            6,431

Intangibles and other assets       0        750         6,701     (6)    7,451

Total assets                 $25,244     $5,659        $3,670          $34,573

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses           3,751      1,293           432     (7)    5,476
  Line of credit                   0        979          (979)    (8)        0
  Current portion of
    long-term debt               360        266          (266)    (8)      360
Total current liabilities      4,111      2,538          (813)           5,836

Long-term liabilities:
  Long term debt,
    less current               2,840      1,186          (200)    (9)   10,140
                                                         (986)    (8)
                                                        6,800    (10)
                                                          500    (11)
  Accrued management
    restructuring expenses       219          0             0              219
  Other accrued long term
    liabilities                    0          0           304     (4)      304
  Deferred income taxes          278          0             0              278
                               3,337      1,186         6,418           10,941
Total liabilities              7,448      3,724         5,605           16,777

Shareholders' equity:
  Common stock                 3,212        520          (520)   (12)    3,212
                                                          200     (9)
                                                         (200)   (13)
  Additional paid-in capital   1,421          0                          1,421
  Retained earnings           12,965      1,415        (1,415)   (12)   12,965
  Foreign currency translation
    adjustment - unrealized      198          0                            198
Total shareholders' equity    17,796      1,935        (1,935)          17,796
                             $25,244     $5,659        $3,670          $34,573

See accompanying notes.

               Notes to Unaudited Pro Forma Combined
                     Condensed Balance Sheet


(1)      Represents the historical balance sheet of Trion as of June 30, 1995.

(2) Represents the historical balance sheet for Envirco as of June 30, 1995. The acquisition of Envirco has been accounted for as a purchase.

(3) Represents the cash portion of the total purchase price of $8,455,524 plus the cash portion of the payoff of Envirco's line of credit, cash overdraft, and notes payable.

(4) On August 1, 1995, Trion entered into employment and non-compete agreements with certain key officers of Envirco. As an incentive to enter into these agreements, Trion agreed to pay these officers total cash consideration of $380,000, of which $76,000 would be paid at closing and the remaining $304,000 over the term of the respective agreements.

(5) To adjust the basis of the acquired property and equipment of Envirco. There were no other pro forma adjustments to the amounts reflected in the historical financial statements of Envirco as management believes that the historical net book value of Envirco fixed assets reflects their estimated fair market value.

(6) To record the excess cost over the net assets acquired as goodwill in the amount of approximately $5,889,000, along with $432,000 of acquisition costs and $380,000 of non-compete and employment agreement costs. See also Notes (3), (4), (5), (7), (8), (9), (10), and (11).

(7) To record as payable costs (as currently estimated by management to be $432,000) directly associated with the acquisition of Envirco.

(8) To record the repayment by Trion of Envirco's line of credit, cash overdraft account, and all notes payable on August 1, 1995.

(9) To record the conversion of the $200,000 convertible subordinated debentures into 20,791 shares of Envirco's common stock prior to the acquisition of Envirco by Trion.

(10) To record the borrowings obtained by Trion under its new credit facility entered into in contemplation of the acquisition of Envirco.

(11) To record $500,000 of the purchase price as a long term note as amount is held in escrow until October 1, 1997.

(12)     To eliminate the historical shareholders' equity amounts of Envirco.

(13) To eliminate the amounts recorded to shareholders' equity as the result of the conversion of the $200,000 convertible subordinated debentures.


UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
SIX MONTH PERIOD ENDED JUNE 30, 1995
(in thousands, except per share data)

                                                    Pro Forma
                             Trion(1)  Envirco(2)  Adjustments   Pro Forma
Net sales                    $17,303     $6,806                  $24,109
Other income                     124         11          0           135
                              17,427      6,817          0        24,244

Cost and expenses:
   Cost of products sold      10,889      4,688          0        15,577
   Selling, administrative
     and engineering           4,822      1,435         38  (3)    6,295
   Interest                       98        102       (102) (4)      368
                                                       255  (5)
                                                        15  (6)
  Amortization                     0          0        158  (7)      217
                                                        59  (8)
                              15,809      6,225        423        22,457

Income before income taxes     1,618        592       (423)        1,787
Income taxes                     599        230        (99) (9)      730

Net income (loss)             $1,019       $362      ($324)       $1,057

Weighted average
  shares outstanding           6,418                               6,418

Net income per common share    $0.16                               $0.16

See accompanying  notes.

                  Notes to Unaudited Pro Forma Combined
                       Condensed Statement of Income


Six Month Period Ended June 30, 1995

         (1) Represents the historical results of operations of Trion for the six month period ended June 30, 1995. The results of operations of Trion do not include the results of operations for Envirco as the acquisition did not take place until August 1, 1995.

         (2) Represents the historical results of operations of Envirco for the six month period ended June 30, 1995. The acquisition of Envirco has been accounted for as a purchase.

         (3) Adjustment to interest income representing the decrease in the outstanding cash balance as a result of the cash payment to the shareholders of Envirco.

         (4) Adjustment to eliminate interest expense on debt paid off at acquisition.

         (5) Adjustment to record additional interest expense that would have been incurred had the debt incurred to finance the acquisition of Envirco been outstanding as of January 1, 1994.

         (6) Adjustment to record additional interest expense that would have been incurred had the $500,000 note placed into escrow been outstanding as of January 1, 1994.

         (7) Adjustment to reflect amortization of goodwill representing the additional amortization over a 20 year period arising from the excess of cost over fair value of net assets of Envirco.

         (8) Adjustment to reflect amortization of employment and non-compete agreement incentives over the term of the respective agreements.

         (9) Adjustment to reflect the tax effect of the pro forma adjustments at the combined company's effective tax rate.



UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 1994
(in thousands, except per share data)


                                                    Pro Forma
                             Trion(1)  Envirco(2)  Adjustments  Pro Forma
Net sales                    $34,077    $11,543                  $45,620
Other income                     105         31          0           136
                              34,182     11,574          0        45,756

Cost and expenses:
   Cost of products sold      21,211      7,674          0        28,885
   Selling, administrative
     and engineering          10,009      2,457         76  (3)   12,542
   Interest                      171        207       (207) (4)      711
                                                       510  (5)
                                                        30  (6)
  Amortization                     0          0        316  (7)      434
                                                       118  (8)
                              31,391     10,338        843        42,572

Income before income taxes     2,791      1,236       (843)        3,184
Income taxes                   1,012        489       (196) (9)    1,305

Net income (loss)             $1,779       $747      ($647)       $1,879

Weighted average
  shares outstanding           6,381                               6,381

Net income per common share    $0.28                               $0.29


See accompanying notes.

Notes to Unaudited Pro Forma Combined Condensed Statement of Income

  Year ended December 31, 1994

  (1) Represents the historical results of operations of Trion for the year ended December 31, 1994. The results of operations of Trion do not include the results of operations for Envirco as the acquisition did not take place until August 1, 1995.

  (2) Represents the historical results of operations of Envirco for the year ended December 31, 1994. The acquisition of Envirco has been accounted for as a purchase.

  (3) Adjustment to interest income representing the decrease in the outstanding cash balance as a result of the cash payment to the shareholders of Envirco.

  (4) Adjustment to eliminate interest expense on debt paid off at acquisition.

  (5) Adjustment to record additional interest expense that would have been incurred had the debt incurred to finance the acquisition of Envirco been outstanding as of January 1, 1994.

  (6) Adjustment to record additional interest expense that would have been incurred had the $500,000 note placed into escrow been outstanding as of January 1, 1994.

  (7) Adjustment to reflect amortization of goodwill representing the additional amortization over a 20 year period arising from the excess of cost over fair value of net assets of Envirco.

  (8) Adjustment to reflect amortization of employment and non-compete agreement incentives over the term of the respective agreements.

  (9) Adjustment to reflect the tax effect of the pro forma adjustments at the combined company's effective tax rate.

Item 6(a).  Exhibits

Item 6(a) of the 10-Q is hereby amended and restated in its entirety:

2.1 Stock purchase agreement for the sale of the capital stock of Envirco Corporation dated July 28, 1995.*

23.1  Consent of Independent Auditors.

27    Financial Data Schedule.

99.1  News release announcing acquisition of Envirco Corporation.*

* - Previously filed.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRION, INC.
                                           (Registrant)



Date:  October 2, 1995                 /s/Steven L. Schneider
                                       President and Chief Executive Officer



Date:  October 2, 1995                 /s/Calvin J. Monsma
                                       Vice President and Chief Financial
                                       Officer