Form 10-Q
period 1995-09-30
TRION INC
filed 1995-11-14
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES X EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1995.
6,451,483 shares of Common Stock, par value $.50.

                                    Part I


Item 1.   Financial Statements



                        TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                  (In thousands, except per share amounts)


                               Nine Months Ended Three Months Ended
                                 September 30       September 30
                                 1995     1994     1995     1994
Net sales. . . . . . . . . . . .$28,383  $24,821  $11,080 $ 9,266
Other income . . . . . . . . . .    141       92       17      36
                                 28,524   24,913   11,097   9,302

Cost and expenses:
  Cost of products sold. . . . . 17,729   15,667    6,840   5,974
  Selling, administrative
   and engineering . . . . . . .  8,082    7,006    3,260   2,523
  Interest . . . . . . . . . . .    231      124      133      47
  Amortization . . . . . . . . .     55     -          55    -
   . . . . . . . . . . . . . . . 26,097   22,797   10,288   8,544

Income before income taxes . . .  2,427    2,116      809     758
Income tax . . . . . . . . . . .    906      796      307     301
Net income for the period. . . .$ 1,521  $ 1,320  $   502 $   457



Net income per common share. . .$   .24  $   .21  $   .08 $   .07


Dividends declared . . . . . . .$   .06  $ None   $   .02 $ None


See notes to consolidated condensed financial statements.

                        TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except share amounts)

                                   ASSETS

                                          September 30    December 31
                                             1995*          1994
Current assets:
  Cash and cash equivalents. . . . . . .   $   859        $ 4,149
  Trade accounts receivable, less
     allowance for doubtful accounts
    (1995;$303,000/1994;$175,000). . . .    11,320          6,914
  Inventories. . . . . . . . . . . . . .     8,493          5,590
  Prepaid expenses and other current
    assets. . . .  . . . . . . . . . . .     1,443          1,237
     Total current assets. . . . . . . .    22,115         17,890

Property, plant and equipment:
  Land . . . . . . . . . . . . . . . . .        78             78
  Buildings. . . . . . . . . . . . . . .     5,058          5,058
  Machinery and equipment. . . . . . . .    11,660         10,456
  Allowance for depreciation . . . . . .   (10,397)        (9,801)
                                             6,399          5,791
Goodwill & other intangibles (net) . . .     7,327             98
                                           $35,841        $23,779

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals. . . . .   $ 6,549        $ 3,244
  Current portion of long-term debt. . .       360            360
   Total current liabilities . . . . . .     6,909          3,604

Long-term debt . . . . . . . . . . . . .    10,290          2,840
Accrued management restructuring expenses      175            307
Deferred income taxes. . . . . . . . . .       298            232
                                            17,672          6,983
Shareholders' equity:
  Common stock, par value $.50 a share:
   Authorized 10,000,000 shares
   Issued and outstanding:  1995 - 6,431,183
    and 1994 - 6,399,183 . . . . . . . . .   3,216          3,200
   Additional paid-in capital. . . . . . .   1,457          1,327
  Retained earnings. . . . . . . . . . . .  13,339         12,202
  Foreign currency translation adjustment -
   unrealized. . . . . . . . . . . . . .       157             67
                                            18,169         16,796
                                           $35,841        $23,779

See notes to consolidated condensed financial statements.
*Unaudited

                         TRION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)
                                              Nine Months Ended September 30
                                                   1995            1994
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . .   $ 1,521         $ 1,320
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization. . . . . . .       840             724
    Deferred income taxes. . . . . . . . . . .       131             (35)
    Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . .    (1,849)         (1,274)
       Inventory and prepaid expenses. . . . .    (1,437)            191
       Accounts payable and accrued expenses .     1,721             792
    Gain on disposal of equipment. . . . . . .       (18)             (5)
    Foreign currency transaction loss. . . . .       (57)            108
    Net cash provided by operating activities.       852           1,821

INVESTING ACTIVITIES
  Purchase of property, plant and equipment. .      (796)           (515)
  Purchase of Envirco, Inc.. . . ..               (8,300)            -
  Proceeds from disposal of equipment.                21              13
    Net cash used by investing activities. . .    (9,075)           (502)

FINANCING ACTIVITIES
  Proceeds from bank borrowings. . . . . . . .     6,800             -
  Payoff of Envirco, Inc. debt . . . . . . . .    (1,958)            -
  Exercise of stock options. . . . . . . . . .       146             179
  Cash dividends paid. . . . . . . . . . . . .      (257)            -
    Net cash provided by financing activities.     4,731             179

  Effect of exchange rate changes on cash. . .       202             118

  Increase (Decrease) in cash and
    cash equivalents . . . . . . . . . . . . .    (3,290)          1,616

  Cash and cash equivalents at beginning of
    period . . . . . . . . . . . . . . . . . .     4,149           2,139

  Cash and cash equivalents at end of period .   $   859         $ 3,755

See notes to consolidated condensed financial statements.

                         TRION, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 1995


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

Note B - Reclassification

Certain amounts in 1994 have been reclassified to conform to 1995 classifications. These reclassifications have no effect on previously reported shareholders' equity or financial results.

Note C - Net Income per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the average number of shares of common stock outstanding during the periods. The average number of common shares outstanding for the nine-month period ended September 30 was 6,431,183 in 1995 and 6,376,885 in 1994, and 6,430,759 and
6,395,183 for the three-month periods ended September 30, 1995 and 1994; respectively. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

Note D - Inventories

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

                               September 30    December 31
                                   1995           1994
       Raw materials             $ 4,162        $ 2,147
       Work-in-process and
            finished goods         4,331          3,443
                                 $ 8,493        $ 5,590


Cost of domestic raw materials inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Note E - Acquisition

On August 1, 1995 the Registrant acquired all of the outstanding common stock of Envirco Corporation, a manufacturer and distributor of ultra-clean air systems and components located in Albuquerque, New Mexico for aggregate cash consideration of approximately $8.3 million. The Registrant incurred costs of approximately $0.5 million; consisting principally of a finders fee, accounting and legal expenses. The acquisition was financed through a combination of cash on hand and borrowings of $6.8 million. The details of the credit facility are discussed in Note F.

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

The Envirco acquisition was accounted for using the purchase method, with the assets and liabilities of the business recorded at their estimated fair value at the acquisition date. The excess of total acquisition cost over the fair value of the net assets acquired was classified as goodwill and is being amortized on a straight line basis over 20 years. The results of operations of Envirco are included in the accompanying condensed consolidated statements of income as of the date of the acquisition.

The following unaudited pro forma summary of consolidated results of operations has been prepared as if Envirco had been acquired at the beginning of 1995 and 1994 (in thousands, except per share data):

                               Nine months ended September 30
                                   1995           1994
  Net sales                      $36,126        $32,381
  Net income                       1,618          1,394
  Net income per share              0.25           0.22

These pro forma results do not purport to be indicative of the results that would have actually been attained, or that will be attained in the future, if Envirco had been acquired at the beginning of 1995 or 1994, respectively.

Note F - Credit Agreement

On September 8, 1995 the Registrant obtained a master credit facility for $18 million. The structure of the facility include an $8 million 36 month revolving line of credit and a $10 million 60 month declining balance term loan; both having an interest rate at the London Interbank Offering Rate plus 1.3%. This facility replaced the previous $3 million line of credit which was at the prime rate of interest less 0.25%. At September 30, 1995 the Company had $6.8 million outstanding on the credit facility.

Note G - Subsequent Event

On November 3, 1995, the Registrant refunded the $3.2 million balance on the 1984 Industrial Revenue Bond, bearing interest based upon a percentage of prime, 68.5% in 1994 or 5.99% at current levels. The entire amount was refinanced with a Variable Rate Demand Bond, due in November, 2011, bearing interest, inclusive of fees for the letter of credit, remarketing, and other financing charges, of approximately 5.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Results of Operations

Net sales for the quarter ended September 30, 1995 were $11,080,000 as compared to $9,266,000 a year ago, a 20% increase in 1995 over 1994. In North America, the engineered products segment increased by 164% with the majority of the increase due to the acquisition of Envirco Corporation on August 1, 1995, whereas sales in the consumer products segment were 23% less than the comparable period of the prior year reflecting lower shipments to a major retail customer during the period. European operations were lower by 12% on a comparative quarter basis, primarily due to lower sales in the eastern European market.
Net sales for the nine months ended September 30, 1995 increased 14% over the prior year, from $24,821,000 in 1994 to $28,383,000 in 1995. During the nine month period North America consumer products decreased by 2% and engineered product shipments increased 58% as compared to the prior year period. Net sales by European operations during the first nine months of 1995 declined 1% on a comparable period basis due to the third quarter decline in net sales in eastern Europe.

Backlog for the Company's unshipped orders increased 53% at September 30, 1995 to $6,395,000 as compared to $4,185,000 at September 30, 1994. The entire increase in backlog was attributable to engineered products, with a majority of the increase due to the Envirco acquisition. Year to date, order bookings in 1995 for engineered products continue to exceed current year shipment levels. The backlog of orders for consumer products at September 30, 1995 declined 2% from levels at September 30, 1994.

As a percentage of net sales, the Company experienced a decrease in the cost of products sold during the quarter ended September 30, 61.2% in 1995 as compared to 64.5% in 1994, primarily due to favorable product mix offset by increases in the cost of raw materials. For the nine months ended September 30, 1995 and 1994, cost of products sold as a percentage of net sales were 62.5% and 63.1%, respectively.

Selling, administrative and engineering expenses as a percentage of net sales were 29.4% and 27.2% during the third quarter of 1995 and 1994, respectively. On a year to date basis and as a percentage of net sales, operating expenses were 28.5% in 1995 and 28.2% in 1994. These changes reflect the deliberate move on the company's part to increase sales and strengthen its product distribution and product development efforts. In addition, the Company continues to realize savings due to the successful consolidation of its European operations, approximately $231,000 on a year to date basis. As a percentage of net sales, operating expenses for Envirco were slightly lower than those of the Company's historic businesses. Overall, the Company monitors costs and expenses closely and has continued to focus on cost reduction and profit improvement programs.

Interest expense has increased in both the third quarter and year to date comparative periods due to the $6,800,000 financing required for the Envirco purchase plus a slight rise in interest rates in 1995 as compared to 1994. In addition, amortization of goodwill amounted to $55,000 during both the third quarter and year to date periods due to the Envirco acquisition on August 1, 1995.

The third quarter of 1995 yielded a slight reduction in the income tax rate as a percent of income before income taxes from the third quarter of 1994; 37.9% in 1995 as compared to 39.7% in 1994. On a year to date basis, the rate was 37.3% and 37.6% for 1995 and 1994, respectively.

Net income for the third quarter ended September 30, 1995 was $502,000 as compared to $457,000 for the comparable quarter of 1994, a 10% increase. Improvements experienced through better product mix and the increase in total net sales volume were offset by increases in the cost of raw materials as well as operating expenses caused by the company's continued investment in sales, marketing and engineering efforts. For the nine month period, $1,521,000 in net income was reported, or a 15% increase over the $1,320,000 posted in 1994 period.

The net income per common share increased to $0.08 during the third quarter in 1995 from $0.07 for the third quarter of 1994. The nine months ended September 30, 1995 and 1994 generated $0.24 and $0.21 net income per common share, respectively.

Material Changes in Liquidity and Financial Condition

The financial condition of the Company remains strong although there were significant changes during the reporting period, primarily due to the acquisition and financing of Envirco Corporation. Significant cash on hand was used to fund the acquisition, thereby reducing the current ratio to 3.2 to 1 as compared to 5.0 to 1 at 1994 year end; however, in the aggregate, consolidated
working capital increased to $15,206,000 at September 30, 1995.    In addition,
long-term debt increased to 57% of equity at September 30, 1995 due to borrowings required for the transaction. Shareholders' equity rose to $18,169,000 reflecting the earnings for the quarter.


                                 SEGMENT DATA
                                  (Unaudited)
                                (In thousands)
                                       Nine Months Ended  Three Months Ended
                                         September 30       September 30
                                         1995     1994      1995     1994
Net sales to unaffiliated customers:
  North American Operations:
   Engineered Products . . . . .       $10,539  $ 6,677   $ 5,321  $ 2,013
   Consumer Products . . . . . .        13,682   14,025     4,518    5,850
  European Operations. . . . . .         4,162    4,119     1,241    1,403
                                       $28,383  $24,821   $11,080  $ 9,266
Income (loss) from operations:
  North American Operations:
   Engineered Products . . . . .       $ 1,681  $ 1,397   $   616  $   432
   Consumer Products . . . . . .         2,214    2,459       660      937
  European Operations. . . . . .          (40)     (400)       80     (155)
                                        3,855     3,456     1,356    1,214
General Corporate:
  Other income . . . . . . . . .          141        92        17       36
  Interest (U.S.). . . . . . . .         (230)     (124)     (132)     (47)
  Other expense. . . . . . . . .       (1,339)   (1,308)     (432)    (445)
                                       (1,428)   (1,340)     (547)    (456)

Income before income taxes . . .      $ 2,427   $ 2,116   $   809  $   758

                                   PART II



Item 6(a).  Exhibits

27   Financial Data Schedule.


Item 6(b).  Report on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the period covered by this report. Information regarding the Envirco acquisition was reported in the Form 10-Q and the Form 10-QA filed for the June 30, 1995 period.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              TRION, INC.
                                             (Registrant)




Date:    November 10, 1995              /s/ Steven L. Schneider
                                       Steven L. Schneider
                                       President and Chief Executive
                                       Officer



Date:    November 10, 1995              /s/ Calvin J. Monsma
                                       Calvin J. Monsma
                                       Vice President and Chief
                                       Financial Officer