Form 10-K
period 1995-12-31
TRION INC
filed 1996-03-26
CIK 99802

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
[Fee Required]

For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
[No Fee Required]

For the transition period from                      to

Commission file number 0-3108

                             TRION, INC.
         (Exact name of Registrant as specified in its charter)

 Commonwealth of Pennsylvania                          25-0922753
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    P.O. Box 760, 101 McNeill Road
       Sanford, North Carolina                         27331-0760
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (919)775-2201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
       None                                            None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $.50
                            (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                          YES   X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1996.
Common Stock, par value $.50 - $35,380,111

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1996.
6,467,483 shares of Common Stock, par value $.50

Portions of the annual Proxy Statement dated March 13, 1996 are incorporated by reference into Part III.

                                     PART I

Item 1. Business.

           General

           Trion, Inc. (the "Company" or "Trion") was incorporated in 1946 in the Commonwealth of Pennsylvania and is principally engaged in the design, manufacture, sale and distribution of equipment to improve indoor air quality
("IAQ").   On August 1, 1995 the Company acquired Envirco Corporation
("Envirco"), a manufacturer and distributor of ultra-clean air systems and components located in Albuquerque, New Mexico.

           Products and Markets

           The Company's industry segments are Engineered Products, Consumer Products and European Operations. European Operations consists of sales and distribution primarily in Europe of both engineered and consumer IAQ products manufactured at Trion's two U.S. facilities.

           Engineered Products. The Engineered Products group designs, manufactures and sells indoor air quality and dust collection equipment and systems primarily designed for industrial, residential, commercial and specialty uses. These products are used in a wide variety of industries including microelectronics, residential, metal working, pharmaceuticals, medical, commercial buildings, general manufacturing and ships and submarines. Products range from custom-engineered systems that remove large volumes of airborne contaminants caused by industrial processes to self-contained air cleaners used to capture tobacco smoke, dust and pollen in environments such as enclosed work areas, restaurants and homes.

           Through its recently acquired Envirco subsidiary, the Company utilizes high efficiency particulate arrestance ("HEPA") and ultra low particulate arrestance ("ULPA") technologies in applications including cleanrooms in the semiconductor and microelectronics industries and systems to provide hospitals with clean environments for surgery rooms, cancer research, patient isolation and sterile medication preparation. The Company's products include the patented MAC-10 used in cleanroom applications and Hospi-Gard , a portable filtration unit used in medical applications.

            The Company also manufacturers equipment to electrostatically distribute microthin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed lines.

            Consumer Products. The Company's Consumer Products group manufactures and markets appliance air cleaners, including both tabletop and free standing console units. Trion's appliance units historically have been marketed principally to retailers and others on a private label basis. In recent years, the Company has begun to market products under Trion brand names.

            Technologies

            In its air cleaning products, the Company utilizes what it believes to be the industry's broadest range of technologies to collect airborne contaminants.

             - HEPA filtration utilizes laminar flow filtration which ensures even and constant airflow and has 99.97% efficiency on .3 micron size particles. ULPA filtration functions similarly and has 99.999% efficiency on .12 micron size particles. These processes provide the level of airborne contamination control essential for applications requiring ultra-clean air, such as cleanrooms and hospital and laboratory settings.

            - Electrostatic precipitators are high efficiency electronic air filters. In an electrostatic precipitator, air passes through an ionizing section where airborne particles are electrically charged by ions in an electrostatic field.
              The charged particles then enter a collecting cell where the particles are repelled from charged plates and collected on grounded plates within the cell. This process is highly effective at capturing submicron particulate, including particulate found in tobacco smoke, dust, pollen, welding smoke and oil mists from machining operations.

            - In a media filtration system, air passes through media
              filters that trap airborne particles. Some of these filters, like cartridge collectors, can collect submicron particulate, such as welding smoke, as well as larger particulate. Other filters, like bag collectors, are useful for larger particulate such as that generated in machining and welding processes. In some systems, air passes through a prefilter where large particles are collected and then pass through a second or third media filter where smaller particles are collected.

            Raw Materials and Purchased Components

            Raw materials and components used by the Company in the manufacturing process are either readily available from a number of suppliers or are manufactured by the Company from raw materials that have such availability.

            Aluminum and steel represent principal raw materials in the Company's products and prices continued to rise significantly during 1995. Prices for aluminum and steel can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. Other significant materials used by the Company include motors, blowers, injection molded plastics, filter paper, media filters, packaging materials and various electrical components. In aggregate, the cost of materials in 1995 increased slightly ahead of the consumer price index. The Company anticipates similar cost increases during

1996. The Company intends to take actions, including price increases and cost containment measures, to help mitigate the impact of such increases.

            Sales and Distribution

            Engineered Products are sold in North America to end users, contractors and distributors directly as well as through manufacturers' representatives and the Company's own sales force. Consumer Products are sold directly to retailers, distributors and other companies for ultimate sale to consumers through retail outlets.

            Trion sells appliance air cleaners on a recurring basis to Sears, Roebuck and Co. within Consumer Products. This customer represented approximately 14% of consolidated sales in 1995 and the loss of the account could have an adverse effect on the Company.

            The Company's indoor air quality products are sold throughout the world. Through Trion Limited, a wholly-owned subsidiary, the Company has a marketing and distribution office in Andover, England, servicing primarily the European market directly and through distributors and representatives. The Company's products are also sold in other countries outside Europe through distributors and representatives, principally in the Pacific Rim.

            Competition

            While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive. In Engineered Products, the Company and its major competitors, Honeywell, Inc., White-Rodgers, a division of Emmerson Electric, Research Products,
United Air Specialists, Inc., American Air Filter Co., Inc., Torit, a division of Donaldson Co., Inc., Farr Company, and Flanders Filters, Inc., account for the predominant share of the market in the lines in which they compete. In Consumer Products, while appliance air cleaners are sold by a large number of companies, Honeywell, Inc., Bionaire, Inc. and Trion together have the predominant share of the market. Of the three, Trion is the only manufacturer of electronic appliance air cleaners. Principal competitors outside the United States include some of these companies as well as foreign competitors. Competition in the Company's market segment is primarily on the basis of price, product technology, product quality and customer service; with a majority of the Company's business obtained through competitive bidding. Some of the Company's competitors have assets and/or sales substantially in excess of the Company.

            Patents and Trademarks

            The Company holds a number of patents that relate to the design and use of its products, some of which it considers significant to the overall conduct of the Company's business. No patents which the Company considers significant will expire within the next five years.

            The Company owns several trademarks that it considers important in the marketing of its products and believes that its rights in these trademarks are adequately protected and of unlimited duration.

            Research and Development

            The Company's ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product efficiencies. During 1995, 1994 and 1993, the Company spent approximately $771,000, $531,000 and $515,000, respectively, on research and development activities.

            Employees

            As of December 31, 1995, the Company employed approximately 439 persons worldwide. The Company's employees are not represented by a union. The Company believes its employee relations are satisfactory.

            Backlog

            The backlog of unfilled orders at December 31, 1995 was $9,301,000 compared to $4,023,000 at the prior year-end. Substantially all of this backlog is scheduled for shipment during 1996.

            Risks

            As a cautionary note to investors, statements made in this Annual Report on Form 10-K which are not historical are forward - looking statements that involve risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated. Such factors include, but are not limited to, those set forth below.

            Acquisition Strategy

            The Company has initiated an acquisition program as part of its strategic plan. The Company's acquisition strategy entails the potential risk inherent in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that suitable acquisition opportunities will be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

            Potential Fluctuations in Operating Results

            The Company can experience fluctuations in operating results, both on a quarterly and annual basis, caused by various factors, including general economic conditions and the factors discussed below under "Cyclicality". Fluctuations in the Company's operating results, particularly quarter-to-quarter, are also affected in certain of its markets by the timing of customer orders, the pattern of customer purchasing cycles and the resulting changes in product mix.

            Fluctuations in Raw Material Costs

            Aluminum and steel represent principal raw materials in the Company's air cleaning products. Prices for both products can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. See "Business - Raw Materials and Purchased Components" for a more detailed discussion of raw materials used in the Company's business.

            Cyclicality

            A significant percentage of the Company's sales of residential wholehouse air cleaners is dependent upon new residential construction, which is a cyclical industry. In addition, the Company has substantial sales of products for cleanroom applications to the microelectronics industry, which can be cyclical. Sales of Engineered Products in general are also tied to capital spending levels.

           Competition

           While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive. Competition is primarily on the basis of price, product quality, product technology and customer service, with a majority of the Company's business obtained through competitive bidding. See "Business - Competition" for a more detailed discussion of competition in the Company's markets.

             Intellectual Property

             The Company's success is dependent in part on its ability to protect proprietary technology contained in certain of its products. While Trion's critical technologies are patented, there can be no assurance that this will prove sufficient to deter misappropriation of those technologies or independent third-party development of rival technologies, which would have an adverse effect on the Company's sales. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to the Company. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries.

            Reliance on Key Personnel

            The Company's operations are dependent on the continued efforts of senior management, in particular Steven L. Schneider, its President and Chief Executive Officer. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

            Potential Regulatory Risks

            The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at both of its facilities to assure compliance with environmental laws and regulations, future changes in such standards could have an adverse effect on the Company. In addition, to some extent, changes in the liabilities and risks imposed by the environmental laws on the Company's customers could impact demand for certain of the Company's products or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's business.

            International Transactions

            The Company has sold and expects it will continue to sell products in areas outside the United States. Such transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices and possible social, political and economic instability.

Item 2. Properties.

The Company owns a 263,000 square foot modern brick facility on 27 acres in Sanford, North Carolina which houses the Company's corporate headquarters as well as manufacturing, engineering, sales and distribution operations. This property plus equipment are pledged to secure industrial revenue bonds totaling $3,200,000 at December 31, 1995. The bonds mature on November 1, 2011. The carrying value of assets pledged to secure these bonds was approximately $3,700,000 at December 31, 1995. In addition, the Company leases a 45,000 square foot facility in Albuquerque, New Mexico which houses Envirco and which expires in 1998.

     Foreign properties consist of a 53,000 square foot facility located in Andover, England owned by the Company.

     The Company's facilities in Sanford and Andover, while suitable for their intended uses, have excess capacity for current needs. The facility in Albuquerque is approaching full capacity. The facility in Andover, England remains for sale.

Item 3.   Legal Proceedings.

     Neither the Company nor its subsidiaries are party to any material pending legal proceedings nor is any of their property subject to such proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4.(a) Executive Officers of the Registrant.

                                            Positions and
   Name                       Age            Office Held
Steven L. Schneider (1)        52         President, Chief
                                          Executive Officer

Brian H. Boender (2)           46         Vice President - Sales
                                          and Marketing

Charles A. Haynes (3)          47         Vice President -
                                          Engineering

Calvin J. Monsma (4)           44         Vice President and
                                          Chief Financial Officer

J. Gary Waters (5)             50         Vice President -
                                          Operations

On March 31, 1993 the Company and Mr. Schneider entered into an employment agreement which was subsequently amended and restated on July 28, 1995 (the "Agreement") providing for his employment as President and Chief Executive Officer for a three-year term commencing on May 24, 1993. A more complete discussion regarding the Agreement may be found under the caption "Compensation Agreements" on page 11 of the annual Proxy Statement dated March 13, 1996 and is incorporated herein by reference. All other executive officers serve at the discretion of the Board.

(1) Mr. Schneider joined the Company on May 24, 1993. For a period of more than five years prior to joining the Company, Mr. Schneider served as Group President of Tomkins Industries U.S.A., a subsidiary of Tomkins PLC, a diversified manufacturing company.

(2) Prior to joining the Company on July 19, 1993, Mr. Boender was Vice President-International for White-Rodgers (Division of Emerson Electric Co.), a leading manufacturer in the HVAC industry, from May 1992 until July 1993 and Vice President-Sales and Marketing from 1989 until 1992. Prior to joining White-Rodgers, Mr. Boender was Vice President-Marketing for Warner Electric, a worldwide manufacturer of industrial electromechanical and electronic products.

(3) Prior to joining the Company on July 6, 1994, Mr. Haynes was Engineering Director of Heating Products for NORDYNE, a leading manufacturer of HVAC products for modular housing and residential applications from August 1992 until June 1994. Prior to joining NORDYNE, for a period of more than three years, Mr. Haynes was the Engineering Program Manager for New Product Development at United Technologies Corporation's Allied Products Division of Carrier Air Conditioning and was responsible for the design and development of various indoor air quality and electric heat products.

(4) Prior to joining the Company on July 11, 1994, Mr. Monsma was employed by Concurrent Computer Corporation, a leading provider of high-performance real-time computer systems, serving as Director of Finance for worldwide sales and international operations until he joined the Company.


(5) Mr. Waters was promoted to Vice President - Operations on September 1, 1994. Prior to that, he had served the Company as Vice President and Controller since 1989.

                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

MARKET AND DIVIDEND INFORMATION

The Company's common stock trades on the Nasdaq National Market under the symbol: "TRON". There were 1,015 shareholders of record on January 16, 1996. There were no dividends declared in 1994. High and low closing sales prices by quarter for the last two years and dividends declared in 1995 were:

                                                1995
                        1995 Market Price     Dividends  1994 Market Price
Quarter Ended            High        Low      Declared    High        Low

March 31. . . . . . . . $6.25       $4.62      $0.02     $6.50       $4.75
June 30 . . . . . . . . $6.25       $5.12      $0.02     $7.13       $5.50
September 30. . . . . . $6.62       $5.38      $0.02     $6.13       $4.63
December 31 . . . . . . $6.25       $4.88      $0.02     $5.88       $4.63

Item 6.  Selected Financial Data.

FINANCIAL AND PERFORMANCE HIGHLIGHTS
(dollars in thousands, except per share data)

                                1995      1994      1993      1992      1991
Net Sales . . . . . . . . . . $43,695   $34,077   $34,568   $33,571   $34,937
Net Income (Loss) . . . . . . $ 2,234   $ 1,779   $ 1,578   $  (275)* $(2,083)
Return on Sales (Loss)  . . .    5.1%      5.2%      4.6%     (.08)%    (6.0)%
Shareholders' Equity  . . . . $18,863   $16,796   $14,439   $12,800   $13,628
Return on Beginning
 Shareholders' Equity (Loss)    13.3%     12.3%     12.3%    (2.0)%   (13.1)%
Total Assets  . . . . . . . . $36,679   $23,779   $22,169   $20,574   $26,639
Long-Term Debt  . . . . . . . $10,458   $ 2,840   $ 3,200   $ 3,500   $ 6,225
Working Capital . . . . . . . $15,780   $14,286   $12,106   $10,704   $12,254
Per Common Share:
  Earnings (Loss) . . . . . . $  0.35   $  0.28   $  0.25   $ (0.04)* $ (0.33)
  Dividends Declared  . . . . $  0.08   $ None    $ None    $ None    $ None
  Book Value  . . . . . . . . $  2.92   $  2.62   $  2.25   $  2.04   $  2.17

* A non-recurring charge related to a management restructuring reduced net income by $969,000 or $0.15 per share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
On August 1, 1995, the Company acquired the Envirco Corporation in Albuquerque, New Mexico ("Envirco") and the financial statements include the activity for Envirco during the five months of August through December, 1995.

Net sales for the year 1995 were $43,695,000, a significant improvement over the prior year's $34,077,000 and the $34,568,000 reported in 1993. The substantial increase in the current year was primarily due to Envirco. North American base business sales increased 6% in 1995 after remaining stable in 1994 as compared to 1993. Sales by our consolidated European operations declined 4% in 1995 from 1994 following an 8% decrease in 1994 from 1993 mainly due to the decline in business posted by our German subsidiary, subsequently closed at the end of 1994.

In terms of product mix, Engineered Products sales continue to reflect management's emphasis on growing the Company's share of this market. Due primarily to the acquisition of Envirco, Engineered Products revenues climbed by 54% in 1995 over 1994 after a slight increase in 1994 from 1993. Consumer Products showed signs of improvement during 1995 due to the introduction of a new appliance product and returned to 1993 levels. Going forward, management expects the Engineered Products component of the business to continue to grow faster than Consumer Products which faces mounting pressure from larger, foreign based manufacturers, although the Company continues to invest resources to protect and cultivate this important segment.

Consolidated gross profit as a percentage of sales was 37.1% in 1995 which compares to 37.8% and 37.0% in 1994 and 1993, respectively. During 1995, the prices for raw materials such as aluminum, steel, plastics and packaging increased thereby placing pressures on margins. Partially offsetting these increases were the Company's Value Analysis and profit improvement programs as well as advances and changes to our manufacturing processes.

Operating expenses as a percentage of sales were 27.9% in 1995 in comparison to 29.4% and 29.8% in 1994 and 1993, respectively. This reduction is attributable to the synergies developed by the acquisition of Envirco, controls on spending and the aforementioned profit improvement programs implemented by the Company. The Company continues to invest sales, marketing, and research and development resources in those areas within the organization having strategic significance. 1994 operating expenses included a onetime charge of $125,000 for the closure of the German subsidiary and the consolidation of European operations.

Interest expense during 1995 was $434,000 as compared to $171,000 in 1994 and $156,000 in 1993. This increase is due to the borrowing of $6,800,000 for the Envirco acquisition.

Income taxes were $1,335,000, $1,012,000, and $838,000 in 1995, 1994 and 1993,
respectively. The majority of taxable income during these periods was earned in the United Sates and was subject to taxation. In 1995 the Company also redeemed 1.55 million British Pounds Sterling of share capital from the Trion Limited subsidiary in the United Kingdom causing income for the current year to be taxable. Going forward, Trion Limited continues to be eligible for favorable tax treatment due to losses in prior years. These operating losses may be carried forward indefinitely.

Net income for the year ended 1995 increased by $455,000, or 26% over 1994. The $2,234,000 of reportable net income in 1995 compares to $1,779,000 in 1994 and $1,578,000 in 1993. Earnings per share continued to rise, with 1995 resulting in $0.35 per share as compared to $0.28 per share in 1994 and $0.25 per share in 1993. The 1994 figure included the onetime charge for the consolidation of European operations, reducing earnings by $0.03 per share. The overall positive trend is a direct result of the Company's focus on growth, internally and through acquisitions, as well as continuing efforts to control production costs and operating expenses.

Liquidity and Sources of Capital

Cash flow from operations was sufficient to fund working capital requirements and core business capital expenditures during the most recent period. The cash balance on hand decreased by 88% in 1995 to $497,000 from $4,149,000 in 1994 due to the purchase of the Envirco operation. In addition to the Company's own funds, supplemental bank borrowings of $6,800,000 were required to settle the Envirco acquisition. Working capital increased to $15,780,000 in 1995 compared to $14,286,000 in 1994, representing a 10% improvement. The ratio of current assets to current liabilities in 1995 was 3.3 to 1 compared to 5.0 to 1 a year ago.

Currently, the Company has an unsecured line of credit in the amount of $18,000,000 with Wachovia Bank of North Carolina, N.A. which is deemed sufficient to fund future operating requirements. Anticipated acquisition financing requirements may require the Company to seek additional sources of credit. These funds would be used primarily for financing activities associated with future growth opportunities through additional acquisitions. The Company has no commitments with respect to any additional acquisitions at this time. Additionally, in 1995 the Company refinanced the $3,200,000 remaining on the 1984 tax exempt, variable rate industrial revenue bonds (requiring principal payments to be made annually through 2004) with tax exempt, adjustable mode industrial development revenue refunding bonds (requiring no principal payments until the year 2011).

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and the report of independent auditors are set forth below. Information required by Item 302, "Supplementary Data," is set forth in Note J of the Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands, except per share amounts)

TRION, INC. AND SUBSIDIARIES
                                                  Year Ended December 31
                                                 1995       1994       1993
Net sales  . . . . . . . . . . . . . . . . .   $43,695    $34,077    $34,568
Other income . . . . . . . . . . . . . . . .       113        105         69
                                                43,808     34,182     34,637
Cost and expenses:
    Cost of products sold  . . . . . . . . .    27,481     21,211     21,761
    Selling, administration
      and engineering expenses . . . . . . .    12,181     10,009     10,304
    Interest . . . . . . . . . . . . . . . .       434        171        156
    Amortization . . . . . . . . . . . . . .       143         -          -
                                                40,239     31,391     32,221

Income before income taxes . . . . . . . . .     3,569      2,791      2,416

Income tax expense (benefit):
    Current  . . . . . . . . . . . . . . . .     1,249        951        855
    Deferred . . . . . . . . . . . . . . . .        86         61        (17)
                                                 1,335      1,012        838

Net income for the year  . . . . . . . . . .     2,234      1,779      1,578
Retained earnings at beginning of year . . .    12,202     10,423      8,845
Dividends declared: ($0.08 per share). . . .      (514)        -          -

Retained earnings at end of year . . . . . .   $13,922    $12,202    $10,423

Net income per share of common stock . . . .   $  0.35    $  0.28    $  0.25


See notes to consolidated financial statements


CONSOLIDATED BALANCE SHEETS
(in thousands)
TRION, INC. AND SUBSIDIARIES

                                                           December 31
                     ASSETS                               1995       1994
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . .   $   497    $ 4,149
  Trade accounts receivable less allowance for
   doubtful accounts: ($339,000 in 1995 and
   $175,000 in 1994). . . . . . . . . . . . . . . . .    11,926      6,914
  Inventories . . . . . . . . . . . . . . . . . . . .     8,755      5,590
  Prepaid expenses and other current assets . . . . .       894        919
  Deferred current income taxes . . . . . . . . . . .       449        318
      Total current assets  . . . . . . . . . . . . .    22,521     17,890

PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . . . .        78         78
  Buildings . . . . . . . . . . . . . . . . . . . . .     5,058      5,058
  Equipment . . . . . . . . . . . . . . . . . . . . .    11,970     10,456
  Allowance for depreciation  . . . . . . . . . . . .   (10,514)    (9,801)
                                                          6,592      5,791
OTHER ASSETS
  Goodwill less accumulated amortization:
    ($143,000 in 1995). . . . . . . . . . . . . . . .     6,736         -
  Other non-current assets  . . . . . . . . . . . . .       830         98
                                                          7,566         98
                                                        $36,679    $23,779
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . . . .   $ 4,409    $ 1,222
  Accrued expenses:
   Compensation and fringes . . . . . . . . . . . . .       545        333
   Selling and promotions . . . . . . . . . . . . . .       457        788
   Other  . . . . . . . . . . . . . . . . . . . . . .     1,056        901
  Income taxes  . . . . . . . . . . . . . . . . . . .       274         -
  Current portion of long-term debt . . . . . . . . .        -         360
      Total current liabilities . . . . . . . . . . .     6,741      3,604
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . .    10,458      2,840
OTHER NON-CURRENT LIABILITIES . . . . . . . . . . . .       281        307
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . .       336        232
                                                         17,816      6,983
SHAREHOLDERS' EQUITY
  Common stock, par value $.50 a share:
   Authorized 20,000,000 shares
   Issued and outstanding: (6,451,483 in
    1995 and 6,399,183 in 1994) . . . . . . . . . . .     3,226      3,200
  Additional paid-in capital. . . . . . . . . . . . .     1,535      1,327
  Retained earnings . . . . . . . . . . . . . . . . .    13,922     12,202
  Foreign currency translation adjustment - unrealized      180         67
                                                         18,863     16,796
                                                        $36,679    $23,779
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
TRION, INC. AND SUBSIDIARIES
                                                      Year Ended December 31
                                                      1995     1994     1993
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . $ 2,234  $ 1,779  $ 1,578
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . .   1,073      894    1,032
      Deferred income taxes . . . . . . . . . . . .      86       61      (17)
      Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . .  (2,509)    (543)  (1,052)
        Inventory and prepaid expenses  . . . . . .  (1,605)     925      455
        Accounts payable and accrued expenses . . .   1,876     (654)     385
      Loss (gain) on disposals of equipment . . . .      -        -         3
      Foreign currency transaction loss (gain). . .     (26)      89       12
        Net cash provided by operating activities .   1,129    2,551    2,396

INVESTING ACTIVITIES
  Purchase of Envirco Corporation . . . . . . . . .  (8,502)      -        -
  Retirement of Envirco Corporation debt  . . . . .  (1,958)      -        -
  Purchases of property, plant and equipment  . . .  (1,277)    (592)    (684)
  Proceeds from disposals of equipment. . . . . . .      66        4        6
        Net cash used by investing activities . . . (11,671)    (588)    (678)

FINANCING ACTIVITIES
  Net proceeds from master credit facility. . . . .   6,800       -        -
  Principal payments on long-term debt  . . . . . .      -      (300)    (300)
  Exercise of stock options . . . . . . . . . . . .     234      224      242
  Cash dividends paid . . . . . . . . . . . . . . .    (386)      -        -
        Net cash provided (used) by
          financing activities  . . . . . . . . . .   6,648      (76)     (58)

Effect of foreign exchange rate changes on cash . .     242      123      (51)

Increase (decrease) in cash . . . . . . . . . . . .  (3,652)   2,010    1,609

Cash at beginning of year . . . . . . . . . . . . .   4,149    2,139      530

Cash at end of year . . . . . . . . . . . . . . . . $   497  $ 4,149  $ 2,139


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

Principles of Consolidation: The financial statements include the accounts of the Company's subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Translation of Foreign Currencies: Assets and liabilities of foreign subsidiaries are translated using year-end exchange rates and revenues and expenses are translated using exchange rates prevailing during the year. Unrealized currency translation adjustments are recorded as a component of shareholders' equity and are not included in income until realized.

Operations: The Company is principally engaged in the design, manufacture and sale of equipment to improve the quality of indoor air in the consumer, residential, commercial and industrial markets, and equipment to electrostatically distribute micro-thin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed process lines.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out method for domestic raw materials and by the first-in, first-out method for all other inventories. Obsolete or slow moving inventory is written off or written down when it is determined that the carrying value of the particular item exceeds realizable value.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method.

Intangible Assets: The carrying value of intangible assets are reviewed if the facts and circumstances indicate impairment of their carrying value. Any impairment in the carrying value of such intangibles is recorded when identified.

Pension and Savings Plans: The Company has one noncontributory defined benefit pension plan and two defined contribution profit sharing plans covering eligible employees. (See Note I)

Net Sales: The Company recognizes a sale when title passes to the customer - usually the date of shipment. New equipment returned by customers is charged to sales when received by the Company.

Research and Development Expenses: Included in selling, administration and engineering expenses is $771,000, $531,000 and $515,000 for research and development in the years 1995, 1994 and 1993, respectively. It is a policy of the Company to expense research and development costs in the year incurred.

Warranty Expenses: The Company has a warranty reserve which has been established at a percentage of cost of sales. This percentage, which is subject to regular review, is based on the history of warranty expenses incurred.

Net Income Per Share: Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year (6,429,396 in 1995, 6,381,229 in 1994 and 6,313,799 in 1993). Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

Statement of Cash Flows: For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes: Income taxes are accounted for under the provisions of FASB Statement No. 109 (SFAS 109). (See Note F).

Stock Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Reclassification: Certain amounts in 1994 and 1993 have been reclassified to conform to present classifications. These reclassifications have no effect on previously reported shareholders' equity or financial results.

Impact of Recently Issued Accounting Standards: In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

NOTE B - ACQUISITION

On August 1, 1995 the Company acquired all of the outstanding common stock of Envirco Corporation, a manufacturer and distributor of ultra-clean air systems and components located in Albuquerque, New Mexico for cash consideration of approximately $7,986,000. The Company incurred costs of approximately $516,000; consisting principally of a finders fee, accounting and legal expenses. The acquisition was financed through a combination of cash on hand and borrowings of $6,800,000. The details of the credit facility are discussed in Note D.

In a related transaction, the Company and/or Envirco Corporation entered into employment agreements and/or non-compete agreements with five key employees of the Envirco Corporation. These agreements have terms which vary from two to five years, maintain salary levels previously in effect, and, in certain circumstances based upon company performance, provide incentive payments and options to purchase the Company's common stock at $6.00 per share.

The Envirco acquisition was accounted for using the purchase method, with the assets and liabilities of the business recorded at their estimated fair value at the acquisition date. The excess of total acquisition cost over the fair value of the net assets acquired was classified as goodwill and is being amortized on a straight line basis over 20 years. The results of operations of Envirco are included in these consolidated statements of income as of the date of the acquisition.

If Envirco had been acquired at the beginning of 1995 and 1994, the unaudited pro forma summary of consolidated results of operations would have been reported as: net sales of $51,438,000 and $45,620,000; net income of $2,331,000 and $1,879,000; and net income per share of $0.36 and $0.29, respectively. These pro forma results do not purport to be indicative of the results that would have actually been attained, or that will be attained in the future.

NOTE C - INVENTORIES
(in thousands)
                                                 1995    1994
Raw materials. . . . . . . . . . . . . . . . .  $4,757  $2,147
Work in process and finished products. . . . .   3,998   3,443
                                                $8,755  $5,590

If the first-in, first-out method of accounting for cost had been used for domestic raw materials, inventories would have been approximately $355,000 and $251,000 more at December 31, 1995 and 1994, respectively.

NOTE D - LINE OF CREDIT

The Company has a master credit facility in the United States which allows the Company to borrow up to $18,000,000 at the London Interbank Offering Rate of interest plus 1.3%. This master credit facility expires in September, 1998. This facility replaced the previous $3,000,000 line of credit which was at the prime rate of interest less 0.25%.

NOTE E - LONG-TERM DEBT

Long-term debt is comprised of the following:
(in thousands)
                                              1995       1994
Term Loan . . . . . . . . . . . . . . . .   $ 6,800    $   -
Escrow Note, Envirco Acquisition  . . . .       458        -
Industrial Development Revenue
  Refunding Bonds, 1995 . . . . . . . . .     3,200        -
Industrial Revenue Bonds, 1984  . . . . .        -       2,840
                                            $10,458    $ 2,840

In September 1995, the Company obtained a master credit facility for $18,000,000. The structure of the master credit facility includes an $8,000,000 thirty six (36) month revolving line of credit and a $10,000,000 sixty (60) month declining balance term loan.

In addition, as part of the purchase and sale agreement associated with the acquisition of Envirco Corporation, the Company obtained an escrow note for $458,000; due in October of 1997 and bearing interest at the fixed rate of 6%.

In November 1995, the Company refunded the entire $3,200,000 balance of the 1984 industrial revenue bonds; bearing interest based upon a percentage of prime, 68.5% or a 5.99% interest rate at the time, and requiring principal payments to be made annually through 2004. The entire amount was refinanced with industrial development revenue refunding bonds, due in November of 2011; bearing interest, inclusive of fees for the letter of credit, remarketing, and other financing charges, of approximately 5.5% and requiring no principal payments until maturity. The bonds are secured by the facility, including real property and equipment.

NOTE F - INCOME TAXES

The liability method is used in accounting for income taxes as prescribed by SFAS 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income before income taxes consisted of the following:
(in thousands)
                            1995       1994       1993
Domestic  . . . . . . .    $3,475     $2,705     $2,028
Foreign . . . . . . . .        94         86        388
                           $3,569     $2,791     $2,416

Federal, foreign and state income tax expenses (benefit) consisted of the following:
(in thousands)

                     1995                 1994                 1993
               Current  Deferred    Current  Deferred    Current  Deferred
Federal . . .  $ 1,116  $    76     $   814  $    53     $   783  $   (19)
Foreign . . .       20       -           10        -          18       -
State . . . .      113       10         127        8          54        2
               $ 1,249  $    86     $   951  $    61     $   855  $   (17)

Income tax payments were $994,000 in 1995, $1,211,000 in 1994 and $586,000 in 1993.

(in thousands)
                                                   1995         1994
Deferred tax liabilities:
  Tax over book depreciation and amortization .   $  436       $  397
  Prepaid pension expenses  . . . . . . . . . .       97          129
    Total liabilities . . . . . . . . . . . . .      533          526

Deferred tax assets:
  Foreign operating loss carryforward . . . . .    1,141        1,125
  Restructuring reserve . . . . . . . . . . . .      113          177
  Product warranty reserve  . . . . . . . . . .       70           92
  Inventory reserve (including UCR) . . . . . .      164          203
  Other reserves  . . . . . . . . . . . . . . .      299          140
    Total assets  . . . . . . . . . . . . . . .    1,787        1,737
  Valuation allowance . . . . . . . . . . . . .   (1,141)      (1,125)
  Net deferred tax assets . . . . . . . . . . .      646          612
  Net asset . . . . . . . . . . . . . . . . . .   $  113       $   86


At December 31, 1995, the Company had operating loss carryforwards of $3,119,000 in England that are available indefinitely to offset future taxable income of that subsidiary. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforward.

A reconciliation of income tax expense (benefit) to the statutory rate follows:
(in thousands)

                                                   1995      1994      1993
Statutory rate . . . . . . . . . . . . . . . .    $1,214    $  949    $  821
Tax difference of foreign subsidiaries
  primarily related to effect of tax
  benefits on operating losses . . . . . . . .        31       (19)     (114)
Non-qualified stock options  . . . . . . . . .       (47)       35        30
Other  . . . . . . . . . . . . . . . . . . . .       137        47       101
Total income tax expense . . . . . . . . . . .    $1,335    $1,012    $  838


NOTE G - STOCK OPTIONS

At December 31, 1995, the Company had two incentive stock option plans in effect - the "1985 Plan" and the "1995 Plan". Under terms of both plans options to purchase shares of common stock have been granted to officers and other key executives at prices not less than the fair market value of the stock on the date of grant. Options may be granted for a term of up to ten years at the discretion of the Board of Directors. At December 31, 1995, there were no shares available for future grants under the 1985 Plan and 277,000 shares available under the 1995 Plan.

A summary of transactions relating to options during 1995 and 1994 follows:

                                            Shares    Price Range     Value
Balance Outstanding December 31, 1993 . .  176,000                  $714,375
Granted . . . . . . . . . . . . . . . . .   67,249   $5.00 - $6.00   373,276
Exercised . . . . . . . . . . . . . . . .  (23,000)  $2.00 - $5.00   (84,250)
Cancelled . . . . . . . . . . . . . . . .  (10,595)  $3.38 - $6.00   (54,722)
Expired . . . . . . . . . . . . . . . . .  (27,000)  $5.00 - $5.75  (178,250)
Balance December 31, 1994 . . . . . . . .  182,654                   770,429
Granted . . . . . . . . . . . . . . . . .   39,204   $4.81 - $6.00   199,544
Exercised . . . . . . . . . . . . . . . .   (3,000)  $3.75 - $3.88   (11,500)
Cancelled . . . . . . . . . . . . . . . .   (2,000)      $5.50       (11,000)
Balance December 31, 1995 . . . . . . . .  216,858                  $947,473
Exercisable at December 31, 1994  . . . .   96,335   $2.50 - $4.50  $342,172
Exercisable at December 31, 1995  . . . .  138,214   $2.50 - $5.63  $532,288

In addition, a non-qualified stock option for 100,000 common shares was granted in 1991 at $2.00 per share under terms of an employment agreement.
The market value on the date of grant was $3.13 and the difference of $1.13 per share was charged to expense during 1991 and 1992. In 1993, 66,666 of these shares were exercised with the remaining 33,334 shares exercised in 1994. During 1993, non-qualified stock options were granted for 100,000 shares at $2.50 per share, 75,000 shares at $3.00 per share and 70,000 at $3.13 per share. The market value on the date of grant of 175,000 shares was $3.75 and the market value on the date of grant of 70,000 shares was $4.38. The options for 175,000 shares were granted for a period of five years. Vesting of 100,000 of these shares is 25% per year commencing in May 1993, and 75,000 of these shares vest at 33 1/3% per year commencing May 1994. In 1995, 43,300 of the $2.50 per share options were exercised. The options for 70,000 shares are for a period of ten years and were vested immediately. The difference between grant prices and market prices at the date of grant are charged to expense over the respective vesting periods.

All incentive stock options and the 1991 non-qualified stock option were granted for a period of five years and may be exercised for one-third of the shares in each year following the date of grant.

NOTE H - STOCK TRANSACTIONS
                                           Common Stock         Additional
                                        Shares      Amount    Paid-In Capital
Balance December 31, 1993 . . . . .   6,342,849   $3,171,424    $1,132,052
Exercise of stock options . . . . .      56,334       28,167       195,252
Balance December 31, 1994 . . . . .   6,399,183    3,199,591     1,327,304
Board of Directors retainer fee . .       6,000        3,000        33,000
Exercise of stock options . . . . .      46,300       23,150       174,925
Balance December 31, 1995 . . . . .   6,451,483   $3,225,741    $1,535,229

NOTE I - PENSION AND SAVINGS PLANS

The Company maintains a noncontributory defined benefit retirement plan for substantially all Sanford employees. Benefits are based on earnings and years of service. The Company's funding policy is to contribute annually the amount required by the Employee Retirement Income Security Act. Assets of the Plan are managed by a trustee and invested in marketable securities, bonds and money market instruments. Based on actuarial studies as of January 1 of each year, the contribution required was $191,000 for 1995, $0 for 1994 and $0 for 1993.

The following table sets forth the plan status at December 31:
(in thousands)
                                            1995        1994        1993
Actuarial present value of benefit
 obligations:
  Accumulated benefit obligation,
   including vested benefits of
   $5,054,000 in 1995, $4,641,000 in
   1994 and $4,017,000 in 1993 . . . . .  $(4,891)    $(4,670)    $(4,204)
Projected benefit obligation for
   service rendered to date  . . . . . .  $(5,476)    $(4,961)    $(4,340)
Plan assets at fair market value . . . .    6,263       5,463       5,749
Plan assets in excess of projected
   benefit obligation  . . . . . . . . .      787         502       1,409
Unrecognized prior service cost  . . . .      (21)        (22)        (24)
Unrecognized net (gain) loss . . . . . .     (380)        120        (655)
Unrecognized net asset . . . . . . . . .     (223)       (248)       (273)
   Prepaid pension expense . . . . . . .  $   163     $   352     $   457

Net pension cost included the following components:

Service cost - benefits earned
   during the period . . . . . . . . . .  $   304     $   276     $   219
Interest cost on projected benefit
   obligation  . . . . . . . . . . . . .      343         311         267
Actual return on plan assets . . . . . .   (1,016)        153        (562)
Net amortization and deferral of
   unrecognized net gain (loss)  . . . .      585        (607)        105
Amortization of unrecognized net asset .      (25)        (25)        (25)
Amortization of prior service costs  . .       (2)         (2)         (2)
   Net periodic pension cost . . . . . .  $   189     $   106     $     2

A weighted average discount rate of 7.0% in 1995, 1994 and in 1993 and a rate of increase in future compensation levels of 5.5% in 1995, 1994 and 1993, were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets was 8.0% for 1995, 1994 and 1993.

The Company also maintains defined contribution profit sharing plans as described in Section 401(k) of the Internal Revenue Code of 1986.
Participants may elect to defer from 2% to 18% of their total cash compensation. The maximum deferral allowed for income tax purposes was $9,240 in 1995 and 1994. There are also other limitations placed upon highly compensated employees, as defined in the plans.

The Company may make discretionary matching contributions. During 1995 and 1994, the Company contributed $79,000 and $74,000, respectively, representing 25% of the employee's deferral up to a maximum of 1.25% of total cash compensation.

Amounts deferred, including Company matching contributions, are invested by a trustee in a variety of investment options as directed by the participant.

NOTE J - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly financial data for the years ended December 31, 1995 and
1994 are set forth below:
(in thousands, except per share data)
                                    Cost of                   Net Income
Quarter Ended         Net Sales  Products Sold   Net Income   Per Share
1995:
   March 31 . . . . .  $ 8,504      $ 5,485        $  430       $0.07
   June 30. . . . . .    8,799        5,404           589        0.09
   September 30 . . .   11,080        6,840           502        0.08
   December 31. . . .   15,312        9,752           713        0.11
      Year 1995 . . .  $43,695      $27,481        $2,234       $0.35
1994:
   March 31 . . . . .  $ 7,918      $ 5,133        $  371       $0.06
   June 30. . . . . .    7,637        4,560           492        0.08
   September 30 . . .    9,266        5,974           457        0.07
   December 31. . . .    9,256        5,544           459        0.07
      Year 1994 . . .  $34,077      $21,211        $1,779       $0.28

NOTE K - FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1995, the Company's receivable from one customer was $1,927,000. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate their fair values.

NOTE L - INDUSTRY SEGMENT INFORMATION

The Company's operations are classified in three general industry segments:
Engineered Products; Consumer Products and European Operations.

Engineered Products include air cleaning products manufactured for commercial, industrial and marine applications, air cleaning equipment manufactured for permanent installation in residential air handling systems, and equipment designed to electrostatically distribute micro-thin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed process lines.

Consumer Products include portable room-size units, small appliance models and equipment and components sold to other suppliers of air cleaners.

Trion Limited (and Trion GmbH in 1994) functions in Europe as a sales and distribution operation. The U.S. manufacturing operation provides products for resale. Trion GmbH ceased operations at the end of 1994.

Net sales by segment include only sales to unaffiliated customers as reported in the Company's consolidated income statement. Segment income from operations is net sales less cost of products sold and certain operating expenses. In computing income from operations, other income, general corporate expenses, domestic interest expense and taxes on income have been excluded.

The Company's manufacturing facilities serve all segments; therefore, specific identification of all property, plant and equipment and inventory is not practicable. These assets and related depreciation were allocated to segments based on estimates. General corporate assets were principally cash and cash equivalents, office equipment and engineering equipment.

Net sales of the Company in 1995 include approximately $1,466,000 of direct and indirect sales to the United States Government ($1,277,000 in 1994 and $1,043,000 in 1993). These sales are included in the Engineered Products group. Sales to a significant customer in the Consumer Products group were $6,288,000 in 1995; $5,967,000 in 1994 and $7,702,000 in 1993.

Export sales from the United States to unaffiliated customers were as follows:
(in thousands)

                                   1995        1994        1993
Pacific Rim . . . . . . . .      $ 3,897     $ 2,577     $ 2,328
Europe. . . . . . . . . . .          102          28         504
Other . . . . . . . . . . .          432         295         144
                                 $ 4,431     $ 2,900     $ 2,976

Additional information on industry segments is set forth below:
(in thousands)
                                          1995        1994        1993
Net sales to unaffiliated customers:
  North American Operations:
    Engineered Products . . . . . . .   $26,298     $17,110     $16,296
    Consumer Products . . . . . . . .    11,939      11,305      12,117
  European Operations . . . . . . . .     5,458       5,662       6,155
       Total. . . . . . . . . . . . .   $43,695     $34,077     $34,568
Income (loss) from operations:
  North American Operations:
    Engineered Products . . . . . . .   $ 4,373     $ 3,964     $ 3,304
    Consumer Products . . . . . . . .     1,463       1,364       1,237
  European Operations . . . . . . . .       (59)       (537)       (120)
       Total. . . . . . . . . . . . .     5,777       4,791       4,421
  General Corporate:
    Other income  . . . . . . . . . .       113         105          69
    Interest  . . . . . . . . . . . .      (434)       (171)       (153)
    Other expenses  . . . . . . . . .    (1,887)     (1,934)     (1,921)
       Total. . . . . . . . . . . . .    (2,208)     (2,000)     (2,005)
Income (loss) before income taxes . .   $ 3,569     $ 2,791     $ 2,416
Identifiable assets:
  North American Operations:
    Engineered Products . . . . . . .   $18,512     $ 6,902     $ 6,404
    Consumer Products . . . . . . . .     9,015       5,517       5,931
  European Operations . . . . . . . .     5,918       5,450       5,989
  General Corporate . . . . . . . . .     3,234       5,910       3,845
       Total. . . . . . . . . . . . .   $36,679     $23,779     $22,169
Depreciation and amortization:
  North American Operations:
    Engineered Products . . . . . . .   $   449     $   292     $   330
    Consumer Products . . . . . . . .       273         268         351
  European Operations . . . . . . . .       227         222         285
  General Corporate . . . . . . . . .       124         112          66
       Total. . . . . . . . . . . . .   $ 1,073     $   894     $ 1,032

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Trion, Inc.
Sanford, North Carolina


We have audited the accompanying consolidated balance sheets of Trion, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trion, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                      Ernst & Young LLP

Raleigh, North Carolina
January 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.



                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

Election of Directors on pages 4 through 6 and Security Ownership on page 7 of the annual Proxy Statement dated March 13, 1996 are incorporated herein by reference.

See Part I, pages Item 4.(a) of this report for the required information on executive officers.

Section 16 of the Exchange Act requires the Company's directors and executive officers to file reports with the Securities and Exchange Commission indicating their holdings of and transactions in the Company's equity securities and to provide copies of such reports to the Company. To the Company's knowledge, except for James E. Heins, who inadvertently filed one Form 4 one day late for one purchase transaction, insiders of the Company complied with all filing requirements.

Item 11.  Executive Compensation.

Executive Compensation on pages 8 through 13 (excluding the information under the subheading "Compensation Committee Report on Executive Compensation" on pages 12 and 13), Service Agreement on page 15 and information concerning Director's compensation on page 6 of the annual Proxy Statement dated March 13, 1996 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership on page 7 and information concerning Director's ownership on pages 4 through 6 of the annual Proxy Statement dated March 13, 1996 are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

Service Agreement on page 15 of the annual Proxy Statement dated March 13, 1996 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 14. (a) (1) and (2)- The following consolidated financial statements of Trion, Inc. and subsidiaries, included in the annual report of the Company to its shareholders for the year ended December 31, 1995 are included in Item 8 beginning on page 12 hereof:

Consolidated Balance Sheets -- December 31, 1995 and 1994.

Consolidated Statements of Income and Retained Earnings -- years ended December 31, 1995, 1994 and 1993.

Consolidated Statements of Cash Flows -- years ended December 31, 1995, 1994 and 1993.

Notes to Consolidated Financial Statements -- December 31, 1995.

Parent company financial statements are not included because restricted net assets of subsidiaries after intercompany eliminations are less than 25% of consolidated net assets.

Item 14. (a) (3) - See Index to Exhibits beginning on page 30 hereof.

Item 14. (b) - There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

Item 14. (d) - The following consolidated financial statement schedule of Trion, Inc. and subsidiaries is included on page 29 hereof:

    Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                                 SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRION, INC.


                                        By: /s/ Steven L. Schneider    3/22/96
                                            Steven L. Schneider,        Date
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below be the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Steven L. Schneider       3/22/96      /s/ Seddon Goode, Jr.     3/22/96
Steven L. Schneider,           Date        Seddon Goode, Jr.,         Date
President, Chief Executive                 Director
Officer and Director
(Principal Executive Officer)


/s/ Calvin J. Monsma          3/22/96      /s/ James E. Heins        3/22/96
Calvin J. Monsma,              Date        James E. Heins,            Date
Vice President and                         Director
Chief Financial Officer
(Principal Financial and
Accounting Officer)


/s/ Hugh E. Carr              3/22/96      /s/ Grant R. Meyers       3/22/96
Hugh E. Carr,                  Date        Grant R. Meyers,           Date
Director                                   Director


/s/ Edwin V. Clarke, Jr.      3/22/96      /s/ Samuel J. Wornom III   3/22/96
Edwin V. Clarke, Jr.,          Date        Samuel J. Wornom III,       Date
Director                                   Director


/s/ Joseph W. Deering         3/22/96
Joseph W. Deering,             Date
Director


           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          TRION, INC. AND SUBSIDIARIES



       Col. A                                    Col. B      Col. C         Col. D        Col. E         Col. F
                                                                    Additions
                                                            ------------------------
                                                Balance at  Charged to    Charged to                   Balance
                                                Beginning   Costs and      Other                          at
                                                of Period    Expenses      Accts. -     Deductions      End of
                                                                          Describe      -Describe       Period
Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful accounts              $  175,000    $146,000     $119,000(3)   $101,000(1)   $  339,000
  Valuation allowance for deferred tax assets   1,125,000        -          16,000(4)       -          1,141,000
                                               $1,300,000    $146,000     $135,000      $101,000      $1,480,000

Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful accounts              $  175,000    $ 94,000     $   -         $ 94,000(1)   $  175,000
  Valuation allowance for deferred tax assets   1,350,000        -            -          225,000(2)    1,125,000
                                               $1,525,000    $ 94,000     $   -         $319,000      $1,300,000

Year ended December 31, 1993:
 Deducted from asset accounts:
  Allowance for doubtful accounts              $  175,000    $167,000     $   -         $167,000(1)   $  175,000
  Valuation allowance for deferred tax assets   1,464,000        -            -          114,000(2)    1,350,000
                                               $1,639,000    $167,000     $   -         $281,000      $1,525,000




  (1)  Uncollectible accounts written off, net of recoveries.
  (2)  Utilization of net operating loss carryforwards.
  (3)  Balance of Envirco Corporation as of August 1, 1995 acquisition.
  (4)  Book provision to tax return adjustment.


                                   INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated herein by reference:

Exhibit
Number                       Description of Exhibits
 3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1985, file number 0-3108). (*)

 3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1994, file number 0-3108). (*)

 4.1      $18,000,000 Credit Agreement dated September 8, 1995.

10.1      1996 Management Incentive Plan as adopted in December 1995. (**)

10.2 1985 Trion, Inc. Incentive Stock Option Plan as adopted and approved by shareholders on April 16, 1985 (incorporated herein by reference to Exhibit A to Proxy Statement dated April 16, 1985, file number 0-3108). (*) (**)

10.3 Form of option for the 1985 Trion, Inc. Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.4 Trion Savings Plus Plan, effective January 1, 1987 as approved in November 1986 (incorporated herein by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.5 Loan Agreement dated August 1, 1984 between The Lee County Industrial Facilities and Pollution Control Financing Authority and Trion, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.6 Note dated September 11, 1984 from Trion, Inc. to The Lee County Industrial Facilities and Pollution Control Financing Authority (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.7 Guaranty and Purchase Agreement dated as of August 1, 1984 from Trion, Inc. to Wachovia Bank and Trust Company, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.8 Stock Option Agreement between Edwin V. Clarke, Jr. and Trion, Inc. dated September 17, 1993 (incorporated herein by reference to Exhibit 10.1 to form 10-Q for the quarter ended September 30, 1993, file number 0-3108) (*) (**)

                             INDEX TO EXHIBITS
                                (continued)

10.9 Stock Option Agreement between Samuel J. Wornom III and Trion, Inc. dated September 21, 1993 (incorporated herein by reference to Exhibit 10.2 to form 10-Q for the quarter ended September 30, 1993, file number 0-3108). (*) (**)

10.10 Stock Option Agreement between Steven L. Schneider and Trion, Inc. dated March 31, 1993 (incorporated herein by reference to Exhibit
          10.2 to form 10-Q for the quarter ended June 30, 1993, file number 0-3108). (*) (**)

10.11 Service Agreement dated October 30, 1992 between Trion, Inc. and Hugh E. Carr, a director of Trion, Inc. (incorporated herein by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1992, file number 0-3108). (*) (**)

10.12 Employment Agreement between Steven L. Schneider and Trion, Inc. dated March 31, 1993 (incorporated herein by reference to Exhibit
          10.1 to Form 10-Q for the quarter ended June 30, 1993, file number 0-3108). (*) (**)

10.13 Trion, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement No.033-59095 on Form S-8 dated May 4, 1995). (*) (**)

10.14     Form of option for the Trion, Inc. 1995 Stock Incentive Plan. (**)

10.15 First Amendment to Stock Option Agreement between Steven L. Schneider and Trion, Inc. dated July 28, 1995. (**)

10.16 Amended and Restated Employment Agreement between Steven L. Schneider and Trion, Inc. dated July 28, 1995. (**)

10.17 Trion, Inc. 1995 Non-Employee Director Stock Plan (incorporated herein by reference to the Registrant's Registration Statement No.033-58561 on Form S-8 dated April 12, 1995). (*) (**)

21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Auditors.

27        Financial Data Schedule.

(**)      Management Contract or Compensatory Plan.