Form 10-Q
period 1996-03-31
TRION INC
filed 1996-05-15
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECUTIRIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES _____ EXCHANGE ACT OF 1934


For the transition period from                     to


Commission File No. 0-3108


                                   TRION, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                     25-0922753
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


P.O. Box 760, 101 McNeill Road, Sanford, North Carolina   27331-0760
     (Address of principal executive offices)             (Zip Code)


                               Not Applicable
                   (Former name, former address and former
                  fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1996.

6,476,923 shares of Common Stock, par value $.50

                                 Part I


Item 1.  Financial Statements



                      TRION, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                (In thousands, except per share amounts)

                                                Three Months Ended March 31
                                                     1996        1995
Net sales . . . . . . . . . . . . . . . . . . .    $14,947     $ 8,504
Other income  . . . . . . . . . . . . . . . . .         17          39
                                                    14,964       8,543

Cost and expenses:
   Cost of products sold  . . . . . . . . . . .     10,151       5,485
   Selling, administrative and engineering  . .      3,802       2,348
   Interest . . . . . . . . . . . . . . . . . .        172          48
   Amortization . . . . . . . . . . . . . . . .         86          -
                                                    14,211       7,881

Income before income taxes  . . . . . . . . . .        753         662
Income tax expense  . . . . . . . . . . . . . .        295         232

Net income for the period . . . . . . . . . . .    $   458     $   430

Net income per common share . . . . . . . . . .    $   .07     $   .07


Cash dividends declared per common share  . . .    $   .02     $   .02




See notes to consolidated condensed financial statements



                      TRION, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                (In thousands, except per share amounts)
                                 ASSETS
                                                      March 31  December 31
                                                        1996*      1995
Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . .     $   428     $   497
   Trade accounts receivable, less allowance
     for doubtful accounts (1996 and 1995 -
     $339,000)  . . . . . . . . . . . . . . . . .      11,968      11,926
   Inventories  . . . . . . . . . . . . . . . . .      10,214       8,755
   Prepaid expenses and other current assets  . .       1,501       1,343
      Total current assets  . . . . . . . . . . .      24,111      22,521

Property, plant and equipment . . . . . . . . . .          78          78
   Land . . . . . . . . . . . . . . . . . . . . .       5,058       5,058
   Building . . . . . . . . . . . . . . . . . . .      12,845      11,970
   Machinery and equipment  . . . . . . . . . . .     (10,787)    (10,514)
   Allowance for depreciation . . . . . . . . . .       7,194       6,592

Other assets:
   Goodwill less accumulated amortization:
      ($229,000 in 1996 and $143,000 in 1995) . .       6,651       6,736
   Other non-current assets . . . . . . . . . . .         816         830
                                                        7,467       7,566
                                                      $38,772     $36,679

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accruals  . . . . . . . .     $ 8,577     $ 6,741
   Current portion of long-term debt  . . . . . .         -           -
      Total current liabilities . . . . . . . . .       8,577       6,741

Long-term debt  . . . . . . . . . . . . . . . . .      10,458      10,458
Other non-current liabilities . . . . . . . . . .         237         281
Deferred income taxes . . . . . . . . . . . . . .         304         336
                                                       19,576      17,816
Shareholders' equity:
   Common stock, par value $.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1996 - 6,467,483 and
        1995 - 6,424,183  . . . . . . . . . . . .       3,234       3,226
   Additional paid-in capital . . . . . . . . . .       1,568       1,535
   Retained earnings  . . . . . . . . . . . . . .      14,251      13,922
   Foreign currency translation
      adjustment - unrealized . . . . . . . . . .         143         180
                                                       19,196      18,863
                                                      $38,772     $36,679

See notes to consolidated condensed financial statements


* Unaudited

                      TRION, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                             (In thousands)


                                                             Three Months
                                                            Ended March 31
                                                            1996        1995
OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .   $   458     $   430
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization . . . . . . . . .       397         255
        Deferred income taxes . . . . . . . . . . . . .       (73)         52
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .       (67)        (33)
           Inventory and prepaid expenses . . . . . . .    (1,600)       (167)
           Accounts payable and accrued expenses  . . .       745         324
           Gain on disposal of equipment  . . . . . . .        -          (18)
        Foreign currency transaction loss . . . . . . .         1          (4)
           Net cash provided by operating activities. .      (139)        839


INVESTING ACTIVITIES
   Purchase of property, plant and equipment  . . . . .      (892)       (511)
   Proceeds from disposal of equipment  . . . . . . . .        -           21
           Net cash provided by investing activities. .      (892)       (490)

FINANCING ACTIVITIES
   Net proceeds from master credit facility . . . . . .     1,000          -
   Exercise of stock options  . . . . . . . . . . . . .        41         106
   Cash dividends paid  . . . . . . . . . . . . . . . .      (129)         -
           Net cash provided by financing activities. .       912         106

Effect of foreign exchange rate changes on cash . . . .        50         122

Increase (decrease) in cash . . . . . . . . . . . . . .       (69)        577

Cash at beginning of period . . . . . . . . . . . . . .       497       4,149

Cash at end of period . . . . . . . . . . . . . . . . .   $   428     $ 4,726



See notes to consolidated condensed financial statements


                               TRION, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             March 31, 1996




Note A - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1995.

The Company adopted FASB 121,  Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed of,   in the first quarter of
1996. The adoption of this accounting standard did not have a material effect on the results of the period.

Note B - Net Income per Share of Common Stock

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The average number of common shares outstanding was 6,462,450 in 1996 and 6,412,147 in 1995. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

Note C - Inventories

The Registrant does not maintain an integrated dollar perpetual inventory system. During the interim periods, inventories are charged with actual costs incurred and relieved at products standard costs. Such standards are updated at least annually. Based upon the components of inventory at the preceding physical inventory date and charges to and relief of inventories during the interim period, the components of inventory are estimated as follows (in thousands):
                                           March 31  December 31
                                             1996        1995

 Raw materials . . . . . . . . . . . . .   $ 5,769     $ 4,757
 Work-in-process and finished goods. . .     4,445       3,998
                                           $10,214     $ 8,755

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Results of Operations

Consolidated net sales for the quarter ended March 31, 1996 were $14,947,000 compared to $8,504,000 from the same period a year ago, a 76 percent increase over 1995. This sizable increase was directly attributable to the added revenues generated by the acquisition of Envirco Corporation ("Envirco") on August 1, 1995. North America Consumer Products sales declined by 27 percent as a result of a consumer promotional program offered in 1995 by a major retail customer which was not repeated in the first quarter of 1996. However, improvement in sales of traditional Engineered Products did improve during the period and acted to mitigate the decline. Sales by our consolidated European operations decreased 9 percent from the same period last year and were impacted by a 3 percent decline in exchange rates.

Consolidated net income increased to $458,000 during this first quarter of 1996, representing a 7 percent improvement over the $430,000 reported a year ago. This increase was directly attributable to the higher volume although product mix and inefficiencies, mainly due to severe winter weather in the months of January and February causing the loss of five production days, impacted reported earnings.

The Company's backlog of unshipped customer orders increased to $11,056,000 at March 31, 1996, a 117 percent increase over last year s $5,088,000 which did not include Envirco activity, and 19 percent over 1995's year-end backlog of $9,301,000 which does include the Envirco acquisition.

Cost of products sold as a percentage of sales were 67.9 percent in the first quarter of 1996 as compared to 64.5 percent in the same period a year ago. Higher prices for raw materials and generally lower margins on products manufactured by the Envirco operation account for the majority of the increase. Also contributing to the higher cost percentage were certain inefficiencies related to the establishment of work cells, set up of additional production lines and plant rearrangements, both in Sanford and in Albuquerque, to handle the increasing volume. These changes are expected to lower future manufacturing costs. In terms of dollars, 1996 consolidated gross margin grew to $4,796,000, an increase of $1,777,000 which, again, is largely attributable to the additional volume contribution from Envirco.

Selling, engineering and administrative consolidated expenses increased during the first three months of 1996 to $3,802,000 as compared to $2,348,000 in 1995. The primary cause for the increase is attributed to the Envirco acquisition. However, following a trend noted during last year s first quarter, operating expenses as a percentage of sales declined 2.2 points to
25.4 percent. This improvement as a percentage of sales reflects the Company s continuing efforts to monitor and control spending in relation to the gains made in sales volume.

Interest expense during the first quarter of 1996 was $172,000. This is an increase of $124,000 over the same period in 1995 and is directly attributable to the $6,800,000 borrowed to finance the Envirco acquisition.

Income taxes were $295,000 or 39.2 percent of earnings before tax. This compares to 1995's reported income tax of $232,000 at a rate of 35.0 percent of pretax earnings. The primary reason for the increase in the effective tax rate is the non-deductibility of goodwill amortization expense related to the Envirco acquisition.

The resulting earnings per share from the first three months of 1996 were $0.07, on par with the 1995 results.

Material Changes in Financial Condition

The financial condition of the Company remains strong with the current ratio at 2.8:1 and working capital decreasing slightly to $15,534,000 from the $15,780,000 at 1995 year-end. This change reflects the Company's increased investment in capital equipment necessary to maintain the revenue gains realized and expected in the future. Long-term debt is 54.5 percent of equity and total shareholders equity has risen to $19,196,000. The Company believes working capital and current credit agreements will be adequate to meet its operating and capital requirements during the foreseeable future.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


                              SEGMENT DATA
                               (Unaudited)
                             (In thousands)

                                                        Three Months
                                                       Ended March 31
                                                      1996         1995*
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . . . . . . . . .  $11,035       $3,509
     Consumer Products . . . . . . . . . . . . . .    2,557        3,506
   European Operations . . . . . . . . . . . . . .    1,356        1,489
                                                     14,948        8,504
Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . . . . . . . . .    1,254          643
     Consumer Products . . . . . . . . . . . . . .      173          539
   European Operations . . . . . . . . . . . . . .      (29)         (48)
                                                      1,398        1,134
General Corporate:
   Other income  . . . . . . . . . . . . . . . . .       17           39
   Interest (U.S.) . . . . . . . . . . . . . . . .     (172)         (48)
   Other expense . . . . . . . . . . . . . . . . .     (490)        (463)
                                                       (645)        (472)

Income before income taxes . . . . . . . . . . . .  $   753       $  662

*Certain amounts in 1995 have been reclassified to conform to 1996 classifications.

There was a $7,526,000 increase in shipments of North American Engineered Products during the first quarter of 1996 as compared to the same quarter a year ago. This dramatic improvement was driven by the Envirco acquisition and augmented by improving residential and packaged products sales within the Engineered Products segment. Income from operations in the Engineered Products segment rose $611,000 over last year s comparable period. Management expectations are for the Engineered Products component to continue to out perform the Company s other segments.

Consumer Products sales in North America declined $949,000 during the first three months of 1996 as compared to the same period last year. This drop was primarily due to the aforementioned major retail promotional program that was offered in 1995, but not repeated in 1996. Income from 1996 first quarter operations decreased $366,000 from the same period a year ago due to the drop in sales volume.

Sales in the European Operations segment declined 9 percent or $133,000. However, despite these lower sales there was a $19,000 improvement in the segment reported loss from operations. Going forward, the consolidated European Operations are expected to generate further savings.


                                 PART II

Item 6(b).  Exhibits

The following exhibit is filed herewith:

27   Financial Data Schedule


Item 6(b).  Report on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                     TRION, INC.
                                                     (Registrant)


Date:     May 14, 1996                         /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and Chief
                                               Executive Officer


Date:     May 14, 1996                         /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and Chief
                                               Financial Officer