Form 10-Q
period 1996-09-30
TRION INC
filed 1996-11-14
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
     	                     WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X 	EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

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

                          Yes      X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1996.

6,978,519 shares of Common Stock, par value $.50.
<p>


                                       	Part I

Item 1.	Financial Statements



                             	TRION, INC. AND SUBSIDIARIES
                    	CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    	(Unaudited)
                      	(In thousands, except per share amounts)

                                        Nine Months Ended 	Three Months Ended
                                           September 30   	   September 30
  	                                       1996    	 1995 	   1996   	  1995
Net sales                             		$46,727	  $32,462 	$12,936  	$12,590

Cost and expenses:
  Cost of products sold	                	31,386   	20,649   	8,803    	7,863
  Selling, administrative
    and engineering	                    	13,006    	9,291   	4,355    	3,715
  Interest	                                	628      	339     	218      	174
  Amortization	                            	258       	55      	86       	55
  Acquisition expense                     		414      	-   	    414      	-
  Other expenses (income)		                 (79)	    (306)     (20) 	    (69)
                                       	 45,613	   30,028 	 13,856  	 11,738

Income (loss) before income taxes	       	1,114	    2,434    	(920)     	852
Income tax (benefit)		                      438	      872	    (320) 	    285

Net income (loss) for the period	      	$   676  	$ 1,562 	$  (600)	 $   567



Net income (loss) per common share	    	$   .10	  $   .23 	$  (.09) 	$   .08


Dividends declared	                    	$   .06  	$   .06 	$   .02	  $   .02



See notes to consolidated condensed financial statements.
<p>






                           	TRION, INC. AND SUBSIDIARIES
                       	CONSOLIDATED CONDENSED BALANCE SHEETS
                       	(In thousands, except share amounts)

                                      	ASSETS
                                               	  September 30 	December 31
                                                      1996        	 1995
                                                  	 Unaudited  	  Restated
Current assets:
  Cash and cash equivalents	                       	$ 1,211      	$   497
  Trade accounts receivable, less allowance for
     doubtful accounts (1996 and 1995 - $346,000)   	10,824       	13,086
  Inventories		                                      10,867	       10,098
  Prepaid expenses and other current assets		         1,569      	  1,660
     Total current assets		                          24,471      	 25,341

Property, plant and equipment:
  Land                                                 		78           	78
  Buildings	                                         	5,128        	5,168
  Machinery and equipment	                          	16,865	       14,269
  Allowance for depreciation	                      	(13,124)	    	(12,066)
                                                  	   8,947	        7,449

Other assets:
  	Goodwill less accumulated amortization:
  	   ($401,000 in 1996 and $143,000 in 1995)		       6,479        	6,736
  	Other non-current assets 		                          868	          938
                                                  	   7,347	        7,674
                                                   	$40,765      	$40,464

                       	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accruals	                   	$ 7,305	      $ 8,528
  Current portion of long-term debt		                 2,506	           92
    Total current liabilities                       		9,811	        8,620

Long-term debt		                                      9,968      	 11,071
Other non-current liabilities	                         	100          	282
Deferred income taxes		                                 364	          349
                                                   	 20,243      	 20,322

Shareholders' equity:
  Common stock, par value $.50 a share:
    Authorized 20,000,000 shares
    Issued and outstanding:  1996 - 6,978,519 and
       1995 - 6,951,483	                             	3,489        	3,476
    Additional paid-in capital	                        	953        	  866
  Retained earnings		                                15,897       	15,620
  Foreign currency translation adjustment -
    unrealized			                                       183      	    180
                                                   	 20,522	       20,142
                                                   	$40,765      	$40,464

See notes to consolidated condensed financial statements.

<p>



                           	TRION, INC. AND SUBSIDIARIES
                  	CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  	(Unaudited)
                                 	(In thousands)
                                              	 Nine Months Ended September 30
                                                 	  1996        		  1995
OPERATING ACTIVITIES
  Net income                                   	 	$   676        	$ 1,562
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 		1,500          	1,006
    Deferred income taxes		                          	(17)            	93
    Changes in operating assets and liabilities:
      Accounts receivable	                         	2,176         	(2,008)
   			Inventory and prepaid expenses	               	(585)	        (1,541)
      Accounts payable and accrued expenses		     	(3,667)        		1,878
    Gain on disposal of equipment	                   		(3)         	  (18)
    Foreign currency transaction loss		               (68)		          (57)
      Net cash provided by operating activities		      12		           915

INVESTING ACTIVITIES
  Purchase of property, plant and equipment		      (2,661)      	  (1,098)
 	Purchase of Envirco, Inc.		                         -         	  (8,300)
  Proceeds from disposal of equipment		                10     		       21
      Net cash used by investing activities	     	 (2,651)      		 (9,377)

FINANCING ACTIVITIES
  Net proceeds from master credit facility	        	3,000       	  	7,093
  Payoff of acquired debt		                          (710)        	(2,012)
 	Proceeds from issuance of common stock       		   1,378	            146
  Cash dividends paid		                              (388)	          (257)
      Net cash provided by financing activities		   3,280       		  4,970

  Effect of exchange rate changes on cash		            73 	      	    202

  Increase (Decrease) in cash and
    cash equivalents		                                714         	(3,290)

  Cash and cash equivalents at beginning of
    period			                                         497       		  4,149

  Cash and cash equivalents at end of period		   	$ 1,211       		$   859


See notes to consolidated condensed financial statements.

<p>



                          	TRION, INC. AND SUBSIDIARIES
              	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              	September 30, 1996
Note A - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim periods have been reflected in the reported financial information. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the consolidated condensed financial statements for the year ended December 31, 1995 have been reclassified to conform with the presentations and classifications consistent with the unaudited consolidated condensed financial statements for the nine months period ended
September 30, 1996.

The Company adopted FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," in the first quarter of 1996. The adoption of this accounting standard did not have a material effect on the results of the period.

On August 30, 1996, the Company issued 500,000 shares of common stock at a par value of $0.50 per share in exchange for 100% of the common stock outstanding of Herrmidifier. The purchase price, as determined by the Stock Purchase Agreement dated July 31, 1996, totaled approximately $2,952,000. The transaction was accounted for under the pooling of interests method of accounting. All current period financial statements and financial information reflect the combination of the Company and Herrmidifier and prior period financial statements and financial information have been restated to reflect the combination.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note B - Net Income (loss) per Share of Common Stock

The pro forma weighted average shares outstanding for the years ended September 30, 1996 and 1995 gives effect to the issuance of 500,000 shares of Trion common stock as the purchase price of Herrmidifier. These shares are included in the computation of pro forma weighted average shares outstanding as if they had been issued as of January 1, 1996 and 1995.

Net income (loss) per share of common stock is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. The average number of common shares outstanding for the nine-month period ended September 30 was 6,972,093 in 1996 and 6,924,058 in 1995, and 6,978,519 and 6,930,509 for the three-month periods ended September 30, 1996 and 1995; respectively. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

<p>

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

                                         	September 30	  December 31
                                         	    1996     	    1995
                 Raw materials	             $ 6,292      	$ 5,971
                 Work-in-process and
                     finished goods	          4,575	        4,127
                                           	$10,867      	$10,098

Cost of domestic raw materials inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Note D - Acquisition

On the close of business the day of August 30, 1996, Trion, Inc. ("Trion") acquired all the issued and outstanding shares of Herrmidifier Company, Inc. common stock for 500,000 shares of Trion common stock. The number of shares of Trion common stock delivered to Herrmidifier's stockholders was defined in the Stock Purchase Agreement dated July 31, 1996.

Immediately after closing the above transaction, Trion paid the outstanding balances on the existing Herrmidifier line of credit, term loan and note payables totaling $1,345,000.

The following table represents the results of operations for Herrmidifier for the period prior to the acquisition and are included in the results of operations of the Company for the three and nine month periods ended September 30, 1996.

                          Herrmidifier Company, Inc.
                                (Unaudited)
                           (Amounts in thousands)
                                  Eight Months Ended  Two Months Ended
                                   August 31, 1996     August 31, 1996
   Net sales                            $4,486              $1,269
   Cost of products sold                 3,112                 880
   Selling, administrative
     and engineering                     1,364                 578
   Interest                                 83                  22
   Other expenses (income)                 (15)                 (4)

   Income (loss) before income taxes       (58)               (207)
   Income tax (benefit)                    (30)                (85)

   Net income                           $  (28)             $ (122)

<p>

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations.

Material Changes in Results of Operations

On August 30, 1996, the Company issued 500,000 shares of common stock at a par value of $0.50 per share in exchange for 100% of the common stock outstanding of Herrmidifier. The purchase price, as determined by the Stock Purchase Agreement dated July 31, 1996, totaled approximately $2,952,000. The transaction was accounted for under the pooling of interests method of accounting. The financial statements for all periods presented and any related financial information included herein have been combined under the pooling of interests method of accounting. The following discussion and analysis of financial condition and results of operations are based on these consolidated financial statements of Trion and Herrmidifier that have been restated accordingly.

Net sales for the quarter ended September 30, 1996 were $12,936,000 compared to $12,590,000 for the same period a year ago, a 3 percent increase over 1995. This increase was tempered by the recent softness in capital spending by the microelectronics industry which is expected to continue near term and by a delay in the introduction of a new line of air cleaner products for a major retailer which is now expected to occur next year. Sales by the consolidated European operations increased 18 percent from the same period last year and sales of traditional North American Engineered Products did improve 2 percent during the period, combining to offset a North American Consumer Products sales decrease of 3 percent.

Net sales for the nine months ended September 30, 1996 increased 44 percent over the prior year, from $32,462,000 in 1995 to $46,727,000 in 1996. During the nine-month period, sales of traditional North American Engineered Products increased 77 percent compared to the prior year period primarily due to the purchase of the Envirco Corporation in August of 1995 whereby nine months of activity were included in the 1996 period as compared to only two months in 1995. North American Consumer Products net sales declined 16 percent which was primarily the result of a consumer promotional program offered in 1995 by a major retail customer which was not repeated in 1996 and the previously mentioned delay in the introduction of new products. Sales by the consolidated European Operations recorded a 1 percent increase over the same period last year.

A consolidated net loss of $600,000 was recorded during the third quarter of 1996. This compares to consolidated net income of $567,000 from the same period a year ago. The most recent nine months generated $676,000 in net income, a 57 percent decrease from the $1,562,000 recorded in the same period of 1995. These shortfalls are attributed to charges of approximately $400,000 incurred in the third quarter of 1996 for the acquisition of Herrmidifier Company, Inc., the recent softness in capital spending by the microelectronics industry, the delay in the introduction of a new line of air cleaner products for a major retailer, and higher manufacturing costs due to lower levels of production and inventory reduction programs, described below.

The Company's backlog of unshipped customer orders decreased to $6,175,000 at September 30, 1996, a 7 percent decrease from last year's $6,658,000. This reduction reflects the aforementioned impact of the recent decline in capital spending in the microelectronics industry. Excluding Envirco, the Company's backlog and order bookings year to date were slightly higher than the prior year.
<p>

During the first three quarters of 1996 consolidated gross margin grew to $15,341,000, an increase of $3,528,000 which is largely attributable to the additional sales volume contributed by Envirco. Cost of products sold as a percentage of sales were 68.1 percent in the third quarter of 1996 as compared to 62.5 percent in the same period a year ago. For the nine months ended September 30, 1996 and 1995, cost of products sold as a percentage of net sales were 67.2 percent and 63.6 percent, respectively. Accounting for the majority of the increase in cost of products sold as a percentage of sales were: product and customer mix; generally lower margins on products manufactured by Envirco; and the Company's commitment to reducing inventory levels. The Company has continued to focus its attention on improving its utilization of all operating assets for long-term profitability. The Company has instituted a program to reduce all components of inventory which, in the case of the finished goods and work-in-process elements, causes a lower level of direct labor to be expended and a lower level of overhead to be absorbed resulting in higher period costs. Also contributing to the higher cost of products sold as a percentage of sales were costs related to the establishment of work cells, set up of additional production lines and plant rearrangements, both in Sanford and in Albuquerque, to facilitate changes in product mix and volumes. These modifications are expected to lower manufacturing costs in the long-term.

Selling, administrative and engineering expenses increased during the third quarter of 1996 to $4,355,000 as compared to $3,715,000 in 1995. The primary cause for the increase is attributed to the aforementioned acquisition expenses related to Herrmidifier, plus a full quarter of operating expenses for Envirco which was acquired on August 1, 1995. The Company continues to assess the facilities, locations and environments in which it operates. Selling, administrative and engineering expenses reported for the nine months ended September 30, 1996 increased to $13,006,000 as compared to $9,291,000 in 1995 and, as a percentage of sales, were 27.8 percent in 1996 and 28.6 percent in 1995.

Interest expense during the first nine months of 1996 was $628,000. This is an increase of $289,000 over the same period in 1995 and is attributable to the $6,800,000 borrowed to finance the Envirco acquisition. The Company's annualized interest rate on borrowing is approximately 7.5 percent.

Income taxes for the third quarter ended September 30, 1996 were a credit of $320,000 or 34.8 percent of the pretax loss. In the comparable period in 1995, income taxes were $285,000 or 33.5 percent of pretax earnings. Income taxes for the nine-month period ended September 30, 1996 and 1995 were $438,000 and $872,000 (equivalent rates 39.3 percent and 35.8 percent), respectively. The primary reason for the increase in the effective tax rate in the third quarter is the non-deductibility of goodwill amortization expense related to the Envirco acquisition.

The resulting earnings per share for the third quarter of 1996 were a loss of $0.09, compared with income of $0.08 for the same period in 1995. The nine months ended September 30, 1996 and 1995 generated $0.10 and $0.23 net income per common share, respectively.

Material Changes in Liquidity and Financial Condition

The financial condition of the Company remains strong with the current ratio at 2.5:1 and working capital decreasing to $14,460,000 from the $16,721,000 at 1995 year-end. The primary cause for the reduction in working capital is the classification of $2.5 million of debt from long-term to short-term due to the maturity of long-term debt as per the credit agreement. Long-term debt is now
48.6 percent of equity and total shareholders' equity has risen 2 percent to
<p>

$20,522,000. The Company believes working capital and current credit agreements are adequate to meet its operating and capital requirements during the foreseeable future.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


                                  	SEGMENT DATA
                                   	(Unaudited)
                                 	(In thousands)

                                       	Nine Months Ended  	Three Months Ended
                            	        		    September 30   	   September 30
	                                        1996    	  1995  	  1996   	  1995
Net sales to unaffiliated customers:
  North American Operations:
    Engineered Products	              	$35,604   	$20,113 	 $ 9,170  	$ 8,964
    Consumer Products	 	                 6,904    	 8,187    	2,304    	2,385
  European Operations		                  4,219	     4,162  	  1,462	    1,241
                                      	$46,727   	$32,462  	$12,936  	$12,590

Income (loss) from operations:
  North American Operations:
    Engineered Products	              	$ 3,410   	$ 2,764  	$    72  	$   956
    Consumer Products		                    100     	1,082      	 (8)     	354
  European Operations		                     (5)  	    (40)	     (31)	      80
                                      	  3,505   	  3,806  	     33  	  1,390

General Corporate:
  Other income		                            79       	306       	20       	68
  Interest (U.S.)	                    	   (628)	     (339)     (218)    	(174)
  Other expense	                      	 (1,842)  	 (1,339)	    (755)	    (432)
                                      	 (2,391)  	 (1,372)	    (953)  	  (538)

Income (loss) before income taxes	    	$ 1,114	   $ 2,434	  $  (920)	 $   852

North American Engineered Products sales increased by $206,000 during the third quarter of 1996 as compared to the same quarter a year ago. For the nine months ended September 30, 1996 this increase was $15,491,000. These improvements, 2 percent in the third quarter and 77 percent in the first nine months of 1996, were driven by the Envirco acquisition and augmented by improving residential product sales within the segment. Third quarter income from operations in North American Engineered Products declined $884,000, primarily due to the aforementioned product mix changes and inventory actions. For the nine month period, income from operations in North American Engineered Products rose $646,000 over last year's comparable period primarily because the 1996 period included nine months activity related to Envirco whereas the 1995 period included only two months. Management expects the engineered products component to continue to out perform the Company's other segments in the long-term.

North American Consumer Products sales declined $81,000 during the third quarter of 1996 as compared to the same period last year. For the nine months ended September 30, 1996 the decrease was $1,283,000. This drop was primarily due to a promotional program that was offered by a major retail customer in 1995, but not repeated in 1996. Income from operations decreased by $362,000 in the third quarter and $982,000 for the nine-month period as compared to the same period a year ago primarily due to the decline in sales volume and increased product costs.
<p>

Sales in the European Operations segment increased 18 percent or $221,000 in the third quarter and 1 percent or $57,000 in the first nine months of 1996 as compared to prior year comparable periods. The European Operations segment recorded a loss from operations of $31,000 in the third quarter of 1996 as compared to income from operations of $80,000 in 1995 primarily due to product mix and currency exchange differences. For the first nine months in 1996, European Operations improved by $35,000 over the prior year reflecting the impact of continued savings generated by consolidating European Operations in 1995. Management expects consolidated European Operations will continue to make positive contributions going forward.

                                   PART II

Item 6(a).  Exhibits

27	- Financial Data Schedule.


Item 6(b).  Report on Form 8-K

One report, dated September 16, 1996, on Form 8-K was filed during the quarter ending September 30, 1996, to report a business acquisition. No financial statements were filed as part of that report.


                                	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            TRION, INC.
                                          		(Registrant)




Date:    November 14, 1996                 	 /s/ Steven L. Schneider
                                             Steven L. Schneider
                                             President and Chief
                                             Executive Officer



Date:    November 14, 1996                 	 /s/ Calvin J. Monsma
                                             Calvin J. Monsma
                                             Vice President and Chief
                                          			Financial Officer