Form 10-K405
period 1996-12-31
TRION INC
filed 1997-03-26
CIK 99802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
[X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
 Act of 1934
[No Fee Required]

For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                               YES   X      NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997.
Common Stock, par value $.50 - $29,193,036

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 3, 1997.
6,997,519 shares of Common Stock, par value $.50

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the annual Proxy Statement dated March 11, 1997 are incorporated by reference into Part III.
<p>1

                                     PART I
Item 1. Business.

           General

           Trion, Inc. (the "Company" or "Trion") was incorporated in 1946 in the Commonwealth of Pennsylvania and is principally engaged in the design, manufacture, sale and distribution of equipment to improve indoor air quality
("IAQ").   On August 1, 1995 the Company acquired Envirco Corporation
("Envirco"), a manufacturer and distributor of ultra clean air systems and components located in Albuquerque, New Mexico. In addition, on August 30, 1996 the Company acquired Herrmidifier Company, Inc. ("Herrmidifier"), a manufacturer and distributor of humidification systems and components located in Lancaster, Pennsylvania.

           Products and Markets

           The Company's industry segments are Engineered Products, Consumer Products and European Operations. See Note L to the financial statements included in Item 8 of this Annual Report on Form 10-K for financial information concerning the Company's industry segments.

           Engineered Products. The Engineered Products group designs, manufactures and sells indoor air quality and dust collection equipment. Engineered Products comprised 73%, 65% and 57% of the Company's total sales in the years 1996, 1995 and 1994, respectively.

           The Company's Sanford, North Carolina operation provides air cleaning equipment and systems primarily designed for industrial, residential, commercial and specialty uses. These products are used in a wide variety of industries including microelectronics, residential, metal working, pharmaceuticals, medical, commercial buildings, general manufacturing and ships and submarines. Products range from custom-engineered systems that remove large volumes of airborne contaminants caused by industrial processes to self-contained air cleaners used to capture tobacco smoke, dust and pollen in environments such as enclosed work areas, restaurants and homes.

           Through its subsidiary Envirco, the Company utilizes high efficiency particulate arrestance ("HEPA") and ultra low particulate arrestance ("ULPA") technologies in applications including cleanrooms in the semiconductor and microelectronics industries and systems to provide hospitals with clean environments for surgery rooms, cancer research, patient isolation and sterile medication preparation. The Company's products include the patented MAC-10r used in cleanroom applications and Hospi-Gardr, a portable filtration unit used in medical applications.

         		Herrmidifier, acquired in 1996, designs, manufactures and sells humidification products used for residential, commercial, and industrial applications.  Products range from custom-designed systems used in industrial processes to residential humidifiers installed with heating and air conditioning systems in homes.

           The Company also manufacturers equipment to electrostatically distribute microthin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed lines.
<p>2

            Consumer Products. The Company's Consumer Products group, also located in Sanford, North Carolina, manufactures and markets appliance air cleaners, including both tabletop and free standing console units. Trion's appliance units historically have been marketed principally to retailers and others on a private label basis. In recent years, the Company has begun to market products under Trion brand names. The Company has plans to introduce a new line of products in 1997. Consumer Products comprised 16%, 24% and 29% of the Company's total sales in the years 1996, 1995 and 1994, respectively.

             European Operations. European Operations consists of sales and distribution primarily in Europe of both engineered and consumer IAQ products manufactured at Trion's U.S. facilities. European Operations comprised 11%, 11% and 14% of the Company's total sales in the years 1996, 1995 and 1994, respectively.

      Technologies

            In its air cleaning products, the Company utilizes what it believes to be the industry's broadest range of technologies to collect airborne contaminants.

             - HEPA filtration utilizes laminar flow filtration which ensures even and constant airflow and has 99.97% efficiency on 0.3 micron size particles. ULPA filtration functions similarly and has 99.999% efficiency on 0.12 micron size particles. These processes provide the level of airborne contamination control essential for applications requiring ultra-clean air, such as cleanrooms and hospital and laboratory settings.

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

            In its humidification products, the Company also uses multiple technologies. Humidification is accomplished by introducing moisture in the form of steam, water vapor or water droplets into the air system. The moisture raises the relative humidity of the air stream to a desired level for human comfort, protection of valuable articles and manufacturing processes.
<p>3
            Raw Materials and Purchased Components

            Raw materials and components used by the Company in the manufacturing process are either readily available from a number of suppliers or are manufactured by the Company from raw materials that have such availability.

            Aluminum, steel and filter paper represent principal raw materials in the Company's products. Prices for aluminum, steel and filter paper can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. Other significant materials used by the Company include motors, blowers, injection molded plastics, media filters, packaging materials and various electrical components. In aggregate, the cost of materials in 1996 increased slightly less than the consumer price index, whereas, in 1995 prices of raw materials increased slightly ahead of the consumer price index. The Company does not anticipate significant cost increases during 1997.

            Sales and Distribution

            Engineered Products are sold in North America by the Company's own sales force to end users, contractors and distributors as well as through manufacturers' representatives. Consumer Products are sold directly to retailers, distributors and other companies for ultimate sale to consumers through retail outlets.

            Trion sells appliance air cleaners on a recurring basis to Sears, Roebuck and Co. within Consumer Products. This customer represented approximately 6% of consolidated sales in 1996 and the loss of the account could have an adverse effect on the Company.

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

            For information regarding the Company's export sales, see Note L to the financial statements included in Item 8 of this Annual Report on Form 10-K.
            Competition

            While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive. In Engineered Products, the Company and its major competitors, Honeywell, Inc., White-Rodgers, a division of Emerson Electric, United Air Specialists, Inc., a subsidiary of CLARCOR, Inc., American Air Filter Co., Inc., Research Products Corporation, Torit, a division of Donaldson Co., Inc., Farr Company, and Flanders Filters, Inc., account for the predominant share of the market in the lines in which they compete. In Consumer Products, while appliance air cleaners are sold by a large number of companies, Honeywell, Inc., Bionaire, Inc. and Trion together have the predominant share of the market. Of the three, Trion is the only manufacturer of electronic appliance air cleaners. Principal competitors outside the United States include some of these companies as well as foreign competitors. Competition in the Company's market
<p>4

segment is primarily on the basis of price, product technology, product quality and customer service with a majority of the Company's business obtained through competitive bidding. Some of the Company's competitors have assets and/or sales substantially in excess of the Company.

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

            Research and Development

            The Company's ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product efficiencies. During 1996, 1995 and 1994, the Company spent approximately $1,259,000, $977,000 and $743,000, respectively, on research and development activities.

            Employees

            As of December 31, 1996, the Company employed approximately 469 persons worldwide. The Company's employees are not represented by a union. The Company believes its employee relations are satisfactory.

            Backlog

            The backlog of unfilled orders at December 31, 1996 was $6,912,000 compared to $9,564,000 at the prior year-end. Substantially all of this backlog is scheduled for shipment during 1997.

            Risks

            As a cautionary note to investors, statements made in this Annual Report on Form 10-K which are not historical are forward - looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward - looking statements. There are several important factors that could cause actual results to differ materially from those contained in any forward - looking statement made by or on behalf of the Company. Such factors include, but are not limited to, those set forth below.

            Acquisition Strategy

            The Company has initiated an acquisition program as part of its strategic plan. The Company's acquisition strategy entails the potential risk inherent in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that suitable acquisition opportunities will be available, that the Company
<p>5

will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

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

            Fluctuations in Raw Material Costs

            Aluminum, steel and filter paper represent principal raw materials in the Company's products. Prices for these materials can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. See "Business - Raw Materials and Purchased Components" for a more detailed discussion of raw materials used in the Company's business.

            Cyclicality

            Sales of Engineered Products in general are tied to capital spending levels. A significant percentage of the Company's sales of residential wholehouse air cleaners is dependent upon new residential construction, which is a cyclical industry. In addition, the Company has substantial sales of products for cleanroom applications to the microelectronics industry, which can be cyclical. Sales of Consumer Products may also be subject to cycles due to the seasons and weather conditions.

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

             Intellectual Property

             The Company's success is dependent in part on its ability to protect proprietary technology contained in certain of its products. While Trion's critical technologies are patented, there can be no assurance that this will prove sufficient to deter misappropriation of those technologies or independent third-party development of rival technologies, which would have an adverse effect on the Company's sales. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to the Company. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries.
<p>6

            Reliance on Key Personnel

            The Company's operations are dependent on the continued efforts of senior management, in particular Steven L. Schneider, its President and Chief Executive Officer. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

            Potential Regulatory Risks

            The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at its facilities to assure compliance with environmental laws and regulations, future changes in such standards could have an adverse effect on the Company. In addition, to some extent, changes in the liabilities and risks imposed by the environmental laws on the Company's customers could impact demand for certain of the Company's products or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's business.

           International Transactions

           The Company has sold and expects it will continue to sell products in areas outside the United States. Such transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices and possible social, political and economic instability.

Item 2. Properties.

      The Company owns a 263,000 square foot modern brick facility on 27 acres in Sanford, North Carolina which houses the Company's corporate headquarters as well as manufacturing, engineering, sales and distribution operations.
This property plus equipment are pledged to secure industrial revenue bonds totaling $3,200,000 at December 31, 1996. The bonds mature on November 1, 2011. The carrying value of assets pledged to secure these bonds was approximately $4,574,000 at December 31, 1996. In addition, the Company leases a 45,000 square foot facility in Albuquerque, New Mexico which houses Envirco and a 53,000 square foot facility in Lancaster, Pennsylvania which houses Herrmidifier. Both leases expire in 1998.

      Foreign properties consist of a 53,000 square foot facility located in Andover, England owned by the Company.

      The Company's facilities in Sanford, Lancaster and Andover are suitable for their intended uses, however, Sanford and Andover have excess capacity for current needs. The facility in Albuquerque is approaching full capacity. The facility in Andover, England remains for sale.

Item 3.   Legal Proceedings.

      Neither the Company nor its subsidiaries are party to any material pending legal proceedings nor is any of their property subject to such proceedings.
<p>7

Item 4.   Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 4.(a) Executive Officers of the Registrant.

                                            Positions and
   Name                       Age            Office Held

Steven L. Schneider (1)        53         President, Chief
                                          Executive Officer
Brian H. Boender (2)           47         Vice President - Sales
                                          and Marketing
Charles A. Haynes (3)          48         Vice President - Engineering
Calvin J. Monsma (4)           45         Vice President and
                                          Chief Financial Officer
Herbert A. Rose (5)	         	 42       		Vice President - Sales
                                   							and Marketing
J. Gary Waters (6)             51         Vice President - Finance

On March 31, 1993 the Company and Mr. Schneider entered into an employment agreement which was subsequently amended and restated on July 28, 1995 (the "Agreement") providing for his employment as President and Chief Executive Officer for a three-year term commencing on May 24, 1993 and which, after the initial term, is automatically extended for an additional year on each anniversary date. A more complete discussion regarding the Agreement may be found under the caption "Compensation Agreements" on page 11 of the annual Proxy Statement dated March 11, 1997 and is incorporated herein by reference. All other executive officers serve at the discretion of the Board.

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

(4) Prior to joining the Company on July 11, 1994, Mr. Monsma was employed by Concurrent Computer Corporation, a provider of high-performance real-time computer systems, serving as Director of Finance for worldwide sales and international operations until he joined the Company.
<p>8

(5) Mr. Rose joined Trion on January 15, 1996. From September 1991 to January 1996 he served in various sales and marketing responsibilities at Whirlpool Corporation, including Director of Merchandising for that company's appliance business with Sears and Director of Trade Marketing for the Whirlpool, KithchenAid and Roper brands in North America.

(6) Mr. Waters assumed responsibility for the newly created position of Vice President Finance for North America Operations on November 1, 1996. Prior to that he had served as Vice President Operations since September 1, 1994 and Vice President and Controller from 1989 until his election as Vice President Operations.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


MARKET AND DIVIDEND INFORMATION

The Company's common stock trades on the Nasdaq National Market under the symbol: "TRON". There were 1,060 shareholders of record on January 2, 1997. High and low sales prices and dividends declared by quarter for the last two years were:

                                     1996                            1995
                1996 Market Price  Dividends   1995 Market Price   Dividends
Quarter Ended      High     Low    Declared      High      Low     Declared
March 31. . . . . $6.88    $4.62     $0.02      $6.25     $4.62     $0.02
June 30 . . . . . $9.00    $5.88     $0.02      $6.25     $5.12     $0.02
September 30. . . $7.12    $5.12     $0.02      $6.62     $5.38     $0.02
December 31 . . . $5.88    $3.69     $0.02      $6.25     $4.88     $0.02

Item 6.  Selected Financial Data.

FINANCIAL AND PERFORMANCE HIGHLIGHTS
(dollars in thousands, except per share data)

                               1996      1995      1994      1993     1992
Net Sales . . . . . . . . . . $62,401   $49,565   $39,090   $40,209  $39,228
Net Income (Loss) . . . . . . $ 1,112   $ 2,303   $ 1,734   $ 1,686  $  (274)*
Return on Sales (Loss)  . . .    1.8%      4.6%      4.4%      4.2%     (0.7)%
Shareholders' Equity  . . . . $21,042   $20,142   $18,007   $15,854  $14,109
Return on Beginning
 Shareholders' Equity (Loss).    5.5%     12.8%     10.9%     11.9%     (1.8)%
Total Assets  . . . . . . . . $40,796   $40,464   $27,146   $25,427  $24,057
Long-Term Debt  . . . . . . . $ 9,908   $10,836   $ 3,525   $ 3,923  $ 4,163
Working Capital . . . . . . . $14,182   $16,486   $15,385   $13,547  $11,875
Per Common Share:
Earnings (Loss) . . . . . . . $  0.16   $  0.33   $  0.25   $  0.25  $ (0.04)*
Dividends Declared  . . . . . $  0.08   $  0.08   $ None    $ None   $ None
Book Value  . . . . . . . . . $  3.01   $  2.90   $  2.61   $  2.32  $  2.08

<p>9

All amounts have been restated to reflect the acquisition of the Herrmidifier Company in August 1996 which was accounted for as a pooling of interest. The restated financial and performance highlights for 1995 through 1992 above include the historical financial statements of Herrmidifier Company for the years ended December 31, 1995 and 1994 and the years ended March 31, 1994 and 1993. For years prior to 1993 and including the year ended March 31, 1994, Herrmidifier Company presented financial statements based on a fiscal year end March 31. For the three-month period ended March 31, 1994, which results have been included in both the financial and performance highlights for 1994 and 1993, Herrmidifier Company net sales were approximately $1,827,000 and net income was approximately $156,000. Past performance is not indicative of future results.

*A non-recurring charge related to a management restructuring reduced net income by $969,000 or $0.14 per share


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis incorporates the performance of Herrmidifier Company, Inc. (Herrmidifier), acquired by the Company on August 30, 1996. The acquisition was accounted for as a pooling of interest, whereby the current and prior period statements of financial condition and results of operations are included. Accordingly, the prior periods presented and discussed have been restated.

Results of Operations

Net sales for the year 1996 were $62,401,000, a 26% improvement over the prior year's $49,565,000 which, in turn, was a 27% increase over the $39,090,000 reported in 1994. The substantial increase in each of the years was primarily due to the acquisition of the Envirco Corporation in Albuquerque, New Mexico ("Envirco") in August 1995. Twelve months' activity was included in 1996, five months' activity in 1995, and no activity in 1994. North American base business sales increased 1% during 1996 and increased 6% in 1995. Although Envirco generated a significant increase in sales year on year, there was a downward trend in the second half of 1996 due to the slowdown in capital spending by the microelectronics industry. Sales by consolidated European Operations increased by 26% in 1996 over 1995 due to the introduction of Envirco products in that market as well as the generally improving economic conditions in Europe. European Operations sales declined 4% in 1995 mainly due to the decline in business in the German market.

Improvement in Engineered Products sales reflect management's emphasis on growing this segment. Combined with the acquisitions of Herrmidifier and Envirco, Engineered Products revenues increased by 42% in 1996 and 45% in 1995. The Consumer Products segment declined by 17% in 1996 as compared to 1995 primarily due to a delay in the introduction of a new line of appliance air cleaner products for a major retailer which is now expected to occur in the first half of 1997. Consumer Products recorded a 6% increase in 1995 over 1994, primarily due to increased sales to a major retail customer and the introduction of a new HEPA air cleaner appliance product in the second half. Management expects to continue its strategic focus on the Engineered Products component of the business while protecting and cultivating the Consumer Products segment.
<p>10

Consolidated gross profit as a percentage of sales declined to 33.6% in 1996 as compared to 36.2% and 36.8% in 1995 and 1994, respectively. Generally, the decline in this ratio in 1996 was due to increased sales of Envirco products, which have a lower gross profit margin, product and customer mix and the Company's commitment to reducing inventory balances to improve asset management. In the case of finished goods and work-in-process elements, this inventory reduction caused a lower level of direct labor to be expended and a reduced amount of overhead being absorbed, resulting in higher comparative cost of products sold. In 1995, the Company experienced price increases in raw materials such as aluminum, steel, plastics, motors and packaging which were slightly ahead of the consumer price index. In both years, the Company's value analysis and profit improvement programs as well as advances and changes to manufacturing processes partially offset cost increases. Evaluation of production methods, facilities and locations will continue.

Operating expenses as a percentage of sales were 28.5% in 1996 in comparison to 27.9% and 29.7% in 1995 and 1994, respectively. Although spending on direct advertising was down in 1996, the slight increase in 1996 was primarily the result of the Company's increased investment in sales and marketing efforts, especially in the Consumer Products segment, which incurred higher costs as a result of developing the new line of appliance air cleaner products. The reduction in the ratio in the 1995 and 1994 comparative period is attributable to the synergies developed by the acquisition of Envirco and in 1994 included a onetime charge of $125,000 for the closure of the Company's German subsidiary and the consolidation of European operations. Savings continue to be generated by the profit improvement programs implemented by the Company.

Interest expense during 1996 was $856,000 as compared to $578,000 in 1995 and $275,000 in 1994. The increases in 1996 and 1995 were due primarily to a net increase in borrowing of $6,800,000 for the Envirco acquisition in August 1995 with twelve months' interest in 1996 as compared to five months in 1995. In addition, the Company has entered into an interest rate hedge agreement on $6,000,000 at an interest rate fixed at 7.5% for three years in order to reduce the impact of fluctuations in interest rates on its floating debt. Amortization expense for 1996 was $344,000 as compared to $143,000 in 1995 and zero in 1994 due to the goodwill recorded for the August 1995 acquisition of Envirco.

Onetime acquisition expenses for the Herrmidifier acquisition in August 1996 were $414,000.

Income taxes were $502,000, $1,366,000, and $982,000, or an effective rate of 31.1%, 37.2% and 36.2% in 1996, 1995, and 1994, respectively. The primary reason for the reduction in taxes and the effective tax rate in 1996 was the utilization of net operating loss carryforwards resulting from the income generated in the Company's subsidiary in the United Kingdom. Due to prior years' losses, this favorable tax treatment in the United Kingdom will continue with available tax losses being carried forward indefinitely.

Net income for the year ended 1996 was $1,112,000 as compared to $2,303,000 in 1995 and $1,734,000 in 1994. Corresponding earnings per share were $0.16, $0.33 and $0.25 in 1996, 1995 and 1994, respectively. The 1996 results were impacted by the previously discussed changes in gross profit, the investments made in sales and marketing programs and the onetime charge for the acquisition of Herrmidifier, which negatively impacted earnings per share by
<11>

$0.06. In 1995, net income increased as compared to 1994 primarily due to the incremental sales volume generated by Envirco.

Liquidity and Sources of Capital

Cash flow from operations was sufficient to fund working capital requirements. Capital expenditures during the most recent period were significantly above prior periods due to the investment in streamlining manufacturing and production processes and tooling for new products. The cash balance on hand increased to $2,073,000 at 1996 year end, from $497,000 in 1995. The reduction in cash from 1994 to 1995 was primarily due to the purchase of the Envirco operation. In addition to the Company's own funds, supplemental bank borrowings of $3,000,000 were required during 1996 to fund the previously mentioned capital spending and to retire the debt of Herrmidifier. In 1995, bank borrowings of $6,800,000 were required to fund the Envirco acquisition. Working capital decreased to $14,182,000 in 1996 as compared to $16,486,000 in 1995, primarily due to the increase in the current portion of long-term debt. The ratio of current assets to current liabilities in 1996 was 2.4 to 1 compared to 2.9 to 1 a year ago. The Company has taken and will continue to take measures to manage and control accounts receivable and inventory balances in order to improve utilization of available resources.

Currently, the Company has an unsecured line of credit in the amount of $18,000,000 with Wachovia Bank of North Carolina, N.A. which, when combined with operating cash flow, is deemed sufficient to fund future operating requirements. Anticipated acquisition financing requirements may require the Company to seek additional sources of credit. These funds would be used primarily for financing activities associated with future growth opportunities through additional acquisitions. The Company has no commitments with respect to any additional acquisitions at this time.
<12>

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and the report of independent auditors are set forth below. Information required by Item 302, "Supplementary Data," is set forth in Note J of the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands, except per share amounts)
TRION, INC. AND SUBSIDIARIES
                                                 Year Ended December 31
                                              1996       1995        1994
                                                      (Restated)  (Restated)
Net Sales . . . . . . . . . . . . . . . . .  $62,401    $49,565    $39,090

Cost and expenses:
    Cost of products sold . . . . . . . . .   41,487     31,603     24,716
    Selling, administration
      and engineering expenses. . . . . . .   17,792     13,851     11,625
    Interest  . . . . . . . . . . . . . . .      856        578        275
    Amortization  . . . . . . . . . . . . .      344        143        --
    Acquisition expense . . . . . . . . . .      414        --         --
    Other expense (income), net . . . . . .     (106)      (279)      (242)
                                              60,787     45,896     36,374
Income before income taxes  . . . . . . . .    1,614      3,669      2,716

Income tax expense (benefit):
    Current . . . . . . . . . . . . . . . .      685      1,314        951
    Deferred  . . . . . . . . . . . . . . .     (183)        52         31
                                                 502      1,366        982
Net income for the year . . . . . . . . . .    1,112      2,303      1,734
Retained earnings at beginning of year  . .   15,620     13,831     12,097
Dividends declared: ($0.08 per share) . . .     (539)      (514)        --

Retained earnings at end of year  . . . . .  $16,193    $15,620    $13,831

Net income per share of common stock  . . .  $  0.16    $  0.33    $  0.25

See notes to consolidated financial statements

<p>13

CONSOLIDATED BALANCE SHEETS
(in thousands)
TRION, INC. AND SUBSIDIARIES
                                  ASSETS                    December 31
                                                          1996        1995
                                                                   (Restated)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .       $ 2,073     $   497
  Trade accounts receivable less allowance for
    doubtful accounts: ($448,000 in 1996 and
    $346,000 in 1995) . . . . . . . . . . . . . .        11,650      13,086
  Inventories . . . . . . . . . . . . . . . . . .         9,329      10,098
  Prepaid expenses and other current assets . . .           882       1,062
  Deferred current income taxes . . . . . . . . .            94         598
     Total current assets . . . . . . . . . . . .        24,028      25,341

PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . .            78          78
  Buildings . . . . . . . . . . . . . . . . . . .         5,467       5,168
  Equipment . . . . . . . . . . . . . . . . . . .        16,928      14,269
  Allowance for depreciation  . . . . . . . . . .       (13,250)    (12,066)
                                                          9,223       7,449
OTHER ASSETS
  Goodwill less accumulated amortization:
    ($486,000 in 1996 and $143,000 in 1995) . . .         6,393       6,736
  Deferred income taxes . . . . . . . . . . . . .           338         --
  Other non-current assets  . . . . . . . . . . .           814         938
                                                          7,545       7,674
                                                        $40,796     $40,464

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . .       $ 3,900     $ 5,797
  Accrued expenses:
    Compensation and fringes  . . . . . . . . . .         1,054         717
    Selling and promotions  . . . . . . . . . . .           636         491
    Other . . . . . . . . . . . . . . . . . . . .         1,515       1,198
  Income taxes  . . . . . . . . . . . . . . . . .            77         325
  Current portion of long-term debt . . . . . . .         2,664         327
    Total current liabilities . . . . . . . . . .         9,846       8,855
LONG-TERM DEBT  . . . . . . . . . . . . . . . . .         9,908      10,836
OTHER NON-CURRENT LIABILITIES . . . . . . . . . .           --          282
DEFERRED INCOME TAXES . . . . . . . . . . . . . .           --          349
                                                         19,754      20,322
SHAREHOLDERS' EQUITY
  Common stock, par value $0.50 a share:
    Authorized 20,000,000 shares
    Issued and outstanding: (6,997,519 in 1996
      and 6,951,483 in 1995). . . . . . . . . . .         3,499       3,476
  Additional paid-in capital  . . . . . . . . . .         1,017         866
  Retained earnings . . . . . . . . . . . . . . .        16,193      15,620
  Foreign currency translation adjustment - unrealized      333         180
                                                         21,042      20,142
                                                       $ 40,796     $40,464
See notes to consolidated financial statements

<p>14

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
TRION, INC. AND SUBSIDIARIES
                                                    Year Ended December 31
                                                  1996      1995       1994
                                                         (Restated) (Restated)
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . $1,112    $2,303     $1,734
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation  . . . . . . . . . . . . . . .  1,581     1,147      1,114
     Amortization  . . . . . . . . . . . . . . .    344       143        --
     Deferred income taxes . . . . . . . . . . .   (183)       52         31
     Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . .  1,436    (2,612)      (622)
       Inventory and prepaid expenses  . . . . .    934    (1,806)       794
       Accounts payable and accrued expenses . . (1,829)    2,151       (684)
     Foreign currency transaction loss (gain)  .    (68)      (26)        89
       Net cash provided by operating activities  3,327     1,352      2,456

INVESTING ACTIVITIES
  Purchase of Envirco Corporation  . . . . . . .   --      (8,502)       --
  Retirement of Envirco Corporation debt . . . .   --      (1,958)       --
  Purchases of property, plant and equipment . . (3,176)   (1,606)      (767)
  Proceeds from disposals of equipment . . . . .     27        66          4
       Net cash used by investing activities . . (3,149)  (12,000)      (763)

FINANCING ACTIVITIES
  Net proceeds from master credit facility . . .  3,500     6,906        270
  Principal payments on long-term debt . . . . . (1,901)      --        (300)
  Stock issued . . . . . . . . . . . . . . . . .    174       234        224
  Cash dividends paid  . . . . . . . . . . . . .   (528)     (386)        --
       Net cash provided (used) by
         financing activities  . . . . . . . . .  1,245     6,754        194

Effect of foreign exchange rate changes on cash     153       242        123

Increase (decrease) in cash  . . . . . . . . . .  1,576    (3,652)     2,010

Cash at beginning of year  . . . . . . . . . . .    497     4,149      2,139

Cash at end of year  . . . . . . . . . . . . . . $2,073    $  497     $4,149

See notes to consolidated financial statements

<p>15

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

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method. The range of the estimated lives used in depreciating buildings are 25 to 40 years and for equipment 4 to 10 years.

Intangible Assets: The carrying value of intangible assets are reviewed if the facts and circumstances indicate impairment of their carrying value. Any impairment in the carrying value of such intangibles is recorded when identified.

Long-Lived Assets: Effective January 1, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 did not materially affect the financial statements.

Pension and Savings Plans: The Company has one noncontributory defined benefit pension plan and three defined contribution profit sharing plans covering eligible employees. (See Note I)
<p>16

Net Sales: The Company generally recognizes revenues on product sales when goods are shipped.

Advertising Costs: It is the Company's policy to expense all advertising costs in the year the advertising occurs. Advertising expenses were $764,000, $923,000 and $521,000 for the years 1996, 1995 and 1994, respectively.

Research and Development Expenses: Included in selling, administration and engineering expenses is $1,259,000, $977,000 and $743,000 for research and development in the years 1996, 1995 and 1994, respectively. It is a policy of the Company to expense research and development costs in the year incurred.

Warranty Expenses: The Company has a warranty reserve which has been established at a percentage of cost of sales. This percentage, which is subject to regular review, is based on the history of warranty expenses incurred.

Net Income Per Share: Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year (6,976,252 in 1996, 6,929,396 in 1995 and 6,881,229 in 1994). Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

Statement of Cash Flows: For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassification: Certain amounts in 1995 and 1994 have been reclassified to conform to present classifications. These reclassifications have no effect on previously reported shareholders' equity or financial results.

Restatement: The Company's 1995 and 1994 financial statements have been restated to include the results of Herrmidifier Company, Inc., a company acquired in 1996 accounted for as a pooling of interest.


NOTE B - ACQUISITIONS

On August 30,1996, the Company acquired 100% of the outstanding stock of Herrmidifier Company, Inc. (Herrmidifier) located in Lancaster, Pennsylvania for 500,000 shares of the Company's Common Stock. Related to this transaction, the Company recognized approximately $414,000 in non-recurring transaction costs. The transaction was accounted for by the pooling of interest method, and accordingly, the consolidated financial statements for the periods presented have been restated to include Herrmidifier.
<p>17

The following are reconciliations of net sales and net income (loss) previously reported by the Company for the years ended 1995 and 1994, with the combined amounts currently presented in the financial statements for those years:

(in thousands)                       Year Ended December 31, 1995
                             Company       Herrmidifier      Consolidated
Net sales                    $43,695         $ 5,870            $49,565
Net income                   $ 2,234         $    69            $ 2,303


(in thousands)                       Year Ended December 31, 1994
                             Company       Herrmidifier      Consolidated
Net sales                    $34,077         $ 5,013            $39,090
Net income (loss)            $ 1,779         $   (45)           $ 1,734

In addition, the following table presents the results of operations for Herrmidifier for the eight months ended August 30, 1996, the period prior to the acquisition:
                                       Herrmidifier Company, Inc.
(in thousands)                               (Unaudited)
                                   Eight Months Ended August 30, 1996

Net sales                                    $ 4,486
Cost of products sold                          3,112
Selling, administrative and engineering        1,364
Interest                                          83
Other expenses (income), net                     (15)
Loss before income taxes                         (58)
Income tax benefit                               (30)
Net loss                                     $   (28)

On August 1, 1995 the Company acquired all of the outstanding common stock of Envirco Corporation (Envirco), a manufacturer and distributor of ultra-clean air systems and components located in Albuquerque, New Mexico for cash consideration of approximately $7,986,000. The Company incurred costs of approximately $516,000; consisting principally of a finders fee, accounting and legal expenses. The acquisition was financed through a combination of cash on hand and borrowings of $6,800,000. The details of the credit facility are discussed in Note D.

In a related transaction, the Company and/or Envirco entered into employment agreements and/or non-compete agreements with five key employees of Envirco. These agreements have terms which vary from two to five years, maintain salary levels previously in effect, and, in certain circumstances based upon company performance, provide incentive payments and options to purchase the Company's common stock at $6.00 per share.

The Envirco acquisition was accounted for using the purchase method, with the assets and liabilities of the business recorded at their estimated fair value at the acquisition date. The excess of total acquisition cost over the fair value of the net assets acquired was classified as goodwill and is being amortized on a straight line basis over 20 years. The results of operations of Envirco are included in these consolidated statements of income as of the date of the acquisition.
<p>18

If Envirco had been acquired at the beginning of 1995 and 1994, the unaudited pro forma summary of consolidated results of operations would have been reported as: net sales of $57,308,000 and $50,633,000; net income of $2,400,000 and $1,834,000; and net income per share of $0.35 and $0.27, respectively. These pro forma results do not purport to be indicative of the results that would have actually been attained, or that will be attained in the future.

NOTE C - INVENTORIES
(in thousands)
                                                  1996        1995

Raw materials . . . . . . . . . . . . . . . .   $ 4,939     $ 5,946
Work in process and finished products . . . .     4,390       4,152
                                                $ 9,329     $10,098

If the first-in, first-out method of accounting for cost had been used for domestic raw materials, inventories would have been approximately $371,000 and $355,000 more at December 31, 1996 and 1995, respectively.

NOTE D - LINE OF CREDIT/LONG-TERM DEBT

In September 1995, the Company obtained a master credit facility in the United States which allows the Company to borrow up to $18,000,000 at the London Interbank Offering Rate of interest plus 1.3% which expires in September, 1998. The structure of the master credit facility includes an $8,000,000 thirty six (36) month revolving line of credit and a $10,000,000 sixty (60) month declining balance term loan with 12.5% of the balance as of March 1997 payable every six months beginning March 1997. As of December 31, 1996 and 1995, the amount outstanding on the revolving line of credit was $1,000,000 and $0, respectively, and is included in accounts payable.

Long-term debt for the periods is comprised of the following:
(in thousands)

                                                          1996        1995
Term Loan . . . . . . . . . . . . . . . . . . . . . . . $ 8,800     $ 6,800
Notes, Envirco Acquisition  . . . . . . . . . . . . . .     458         458
Industrial Development Revenue Refunding Bonds, 1995. .   3,200       3,200
Herrmidifier; Long-Term Debt  . . . . . . . . . . . . .    --           705
Other . . . . . . . . . . . . . . . . . . . . . . . . .     114         --_
                                                         12,572      11,163
Less: Current portion of long-term debt . . . . . . . .   2,664         327
Total long-term debt  . . . . . . . . . . . . . . . . . $ 9,908     $10,836

In addition, as part of the purchase and sale agreement associated with the acquisition of Envirco Corporation, the Company issued a note for $458,000; due in October of 1997 and bearing interest at the fixed rate of 6%.

The industrial development revenue refunding bonds, due in November of 2011, bear interest, inclusive of fees for the letter of credit, remarketing, and other financing charges, of approximately 5.5% and require no principal payments until maturity. The bonds are secured by the Sanford facility, including real property and equipment.
<p>19

Maturities on long-term debt over the next five years are as follows: 1997 - $2,664,000; 1998 - $2,256,000; 1999 - $2,252,000; 2000- $2,200,000; and 2001 -
$0.

In order to reduce the impact of fluctuations in interest rates on its floating rate debt the Company entered into an interest rate hedge agreement. On December 31, 1996, the Company had one interest rate hedge agreement outstanding. It effectively fixes the rate of interest on $6,000,000 of debt at a rate of 7.5% for a period of three years.

NOTE E - LEASES

The Company leases manufacturing facilities in Albuquerque, New Mexico and Lancaster, Pennsylvania. Both leases expire in 1998. In addition, the Company leases a small amount of other equipment. Total lease payments were $546,000 in 1996 and $302,000 in 1995. Future minimum lease payments in effect at December 31, 1996 are as follows:

(in thousands)

    1997                   $ 548,000
    1998                     191,000
    1999                      30,000
    2000 and thereafter            0
Total                      $ 769,000


NOTE F - INCOME TAXES

The liability method is used in accounting for income taxes as prescribed by FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income before income taxes consisted of the following:
(in thousands)
                        1996               1995               1994
Domestic . . . . .    $   841            $ 3,575            $ 2,631
Foreign  . . . . .        773                 94                 86
                      $ 1,614            $ 3,669            $ 2,717

Federal, foreign and state income tax expenses (benefit) consisted of the following:
(in thousands)

                      1996                  1995                  1994
                Current  Deferred     Current   Deferred    Current  Deferred
Federal ....    $   592  $   (165)    $ 1,181   $     42    $   814  $     23
Foreign.....          2       --           20         --         10        --
State ......         91       (18)        113         10        127         8
                $   685  $   (183)    $ 1,314   $     52    $   951  $     31

<p>20

Income tax payments were $772,000 in 1996, $1,016,000 in 1995 and $1,259,000 in 1994.

                                                     1996         1995
(in thousands)
Deferred tax liabilities:
Tax over book depreciation and amortization . . .  $   506      $   495
Prepaid pension expenses  . . . . . . . . . . . .      131           97
Total liabilities . . . . . . . . . . . . . . . .      637          592

Deferred tax assets:
Foreign operating loss carryforward   . . . . . .      876        1,141
Product warranty reserve  . . . . . . . . . . . .      156           93
Inventory reserve (including UCR) . . . . . . . .      241          227
Allowances for doubtful accounts  . . . . . . . .      126           87
Other reserves  . . . . . . . . . . . . . . . . .      415          434
Total assets  . . . . . . . . . . . . . . . . . .    1,814        1,982
Valuation allowance . . . . . . . . . . . . . . .     (745)      (1,141)
Net deferred tax assets . . . . . . . . . . . . .    1,069          841
Net asset . . . . . . . . . . . . . . . . . . . .  $   432      $   249

At December 31, 1996, the Company had operating loss carryforwards of $2,394,000 in England that are available indefinitely to offset future taxable income of that subsidiary. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforward.

A reconciliation of income tax expense (benefit) to the statutory rate follows:

(in thousands)
                                               1996        1995       1994
Statutory rate  . . . . . . . . . . . . . .   $  549     $ 1,247     $  924
Tax difference of foreign subsidiaries
  primarily related to effect of tax
  benefits on operating losses  . . . . . .     (261)         31        (19)
Non-qualified stock options . . . . . . . .      --          (47)        35
Non-deductible acquisition expenses . . . .      141         --         --
Other . . . . . . . . . . . . . . . . . . .       73         135         42
Total income tax expense  . . . . . . . . .   $  502     $ 1,366     $  982


NOTE G - STOCK OPTIONS

At December 31, 1996, the Company had two incentive stock option plans in effect - the "1985 Plan" and the "1995 Plan." Under terms of both plans options to purchase shares of common stock have been granted to officers and other key executives at prices not less than the fair market value of the stock on the date of grant. Options may be granted for a term of up to ten years at the discretion of the Board of Directors. At December 31, 1996, there were no shares available for future grants under the 1985 Plan and 238,517 shares available under the 1995 Plan.
<p>21

A summary of transactions relating to options during 1996 and 1995 follows:

                                           Shares    Price Range      Value
Balance Outstanding December 31, 1994 . . 182,654                  $  770,429
Granted . . . . . . . . . . . . . . . . .  31,204   $4.81 - $5.50     151,544
Exercised . . . . . . . . . . . . . . . .  (3,000)  $3.75 - $3.88     (11,500)
Cancelled . . . . . . . . . . . . . . . .  (2,000)      $5.50         (11,000)
Balance December 31, 1995 . . . . . . . . 208,858                     899,473
Granted . . . . . . . . . . . . . . . . .  46,483   $4.88 - $6.13     278,458
Exercised . . . . . . . . . . . . . . . . (41,596)  $2.50 - $5.63    (143,228)
Expired . . . . . . . . . . . . . . . . .  (8,000)      $3.88         (31,000)
Balance December 31, 1996 . . . . . . . . 205,745                  $1,003,703
Exercisable at December 31, 1995  . . . . 138,214   $2.50 - $5.63  $  532,288
Exercisable at December 31, 1996  . . . . 116,819   $2.88 - $5.63  $  521,954

All incentive stock options were granted for a period of five years and may be exercised for one-third of the shares in each year following the date of grant. In addition, during 1993, non-qualified stock options were granted for 100,000 shares at $2.50 per share, 75,000 shares at $3.00 per share and 70,000 at $3.13 per share. The market value on the date of grant of 175,000 shares was $3.75 and the market value on the date of grant of 70,000 shares was $4.38. The options for 175,000 shares were granted for a period of five years. Vesting of 100,000 of these shares is 25% per year commencing in May 1993, and 75,000 of these shares vest at 33 1/3% per year commencing May 1994. In 1995, 43,300 of the $2.50 per share options were exercised. The options for 70,000 shares are for a period of ten years and were vested immediately. In 1996, non-qualified stock options were granted for 8,000 shares at $6.00 per share and 20,000 shares at $6.00 per share. The per share market value on the date of grant of the 8,000 shares was $5.50 and the 20,000 shares was $6.13. The difference between grant prices and market prices at the date of grant are charged to expense over the respective vesting periods.

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee incentive stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
<p>22

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31,1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995 and 1996: risk free interest rate of 6.25%; a weighted average dividend yield of 1.43%; a volatility factor of .412; and an expected life of five years. The effects of applying SFAS 123 for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(in thousands, except per share amounts)

                                        1996      1995
Pro forma net income                  $ 1,027   $ 2,281

Pro forma earnings per share          $  0.15   $  0.33

The weighted average per share fair value of options granted in the year ended December 31, 1996 and 1995 was $2.39 and $1.88, respectively.

NOTE H - STOCK TRANSACTIONS

                                            Common Stock         Additional
                                         Shares       Amount   Paid-In Capital
Balance December 31, 1994 . . . . . . . 6,899,183   $3,449,591   $  661,030
Board of Directors retainer fee . . . .     6,000        3,000       33,000
Exercise of stock options . . . . . . .    46,300       23,150      174,925
Balance December 31, 1995 . . . . . . . 6,951,483    3,475,741      868,955
Board of Directors retainer fee . . . .     4,440        2,220       25,530
Exercise of stock options . . . . . . .    41,596       20,798      122,430
Balance December 31, 1996 . . . . . . . 6,997,519   $3,498,759   $1,016,915




NOTE I - PENSION AND SAVINGS PLANS

The Company maintains a noncontributory defined benefit retirement plan for substantially all Sanford employees. Benefits are based on earnings and years of service. The Company's funding policy is to contribute annually the amount required by the Employee Retirement Income Security Act. Assets of the Plan are managed by a trustee and invested in marketable securities, bonds and money market instruments. Based on actuarial studies as of January 1 of each year, the contribution required was $0 for 1996, $191,000 for 1995 and $0 for 1994.
<p>23

The following table sets forth the plan status at December 31:
(in thousands)

                                                   1996      1995      1994
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
   vested benefits of $5,239,000 in 1996,
   $5,054,000 in 1995 and $4,641,000 in 1994 . . $(5,414)  $(5,091)  $(4,670)
Projected benefit obligation for
  service rendered to date . . . . . . . . . . . $(5,414)  $(5,091)  $(4,961)
Plan assets at fair market value . . . . . . . .   6,626     6,263     5,463
Plan assets in excess of projected
  benefit obligation . . . . . . . . . . . . . .   1,212     1,172       502
Unrecognized prior service cost  . . . . . . . .     (19)      (21)      (22)
Unrecognized net (gain) loss . . . . . . . . . .    (756)     (765)      120
Unrecognized net asset . . . . . . . . . . . . .    (198)     (223)     (248)

Prepaid pension expense  . . . . . . . . . . . . $   239   $   163   $   352

Net pension cost included the following components:

                                                   1996      1995      1994
Service cost - benefits earned during
  the period . . . . . . . . . . . . . . . . . . $   175   $   304   $   276
Interest cost on projected benefit obligation. .     349       343       311
Actual return on plan assets . . . . . . . . . .    (373)   (1,016)      153
Net amortization and deferral of unrecognized
  net gain (loss)  . . . . . . . . . . . . . . .      (9)      585      (607)
Amortization of unrecognized net asset . . . . .     (25)      (25)      (25)
Amortization of prior service costs  . . . . . .      (2)       (2)       (2)
Net periodic pension cost  . . . . . . . . . . . $   115   $   189   $   106

A weighted average discount rate of 7.0% in 1996, 1995 and in 1994 and a rate of increase in future compensation levels of 5.5% in 1996, 1995 and 1994, were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets was 6.0% for 1996 and 8.0% for 1995 and 1994.

The Company also maintains defined contribution profit sharing plans as described in Section 401(k) of the Internal Revenue Code of 1986. Participants may elect to defer from 1% to 18% of their total cash compensation. The maximum deferral allowed for income tax purposes was $9,500 in 1996 and $9,240 in 1995. There are also other limitations placed upon highly compensated employees, as defined in the plans.

The Company may make discretionary matching contributions to these plans. During 1996 and 1995, the Company contributed $131,000 and $96,000, respectively, representing 25% to 50% of the employee's deferral up to a maximum of 1.25% to 2.00% of total cash compensation.

Amounts deferred, including Company matching contributions, are invested by a trustee in a variety of investment options as directed by the participant.
<p>24

NOTE J - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly financial data for the years ended December 31, 1996 and 1995 are set forth below:
(in thousands, except per share data)

                                                             Net Income
                                     Cost of     Net Income    (Loss)
Quarter Ended          Net Sales   Products Sold   (Loss)    Per Share
1996:
  March 31 . . . . . .  $16,869      $11,408      $   574     $  0.09
  June 30  . . . . . .   16,922       11,175          702        0.10
  September 30 . . . .   12,936        8,803         (600)      (0.09)
  December 31  . . . .   15,674       10,101          436        0.06
    Year 1996  . . . .  $62,401      $41,487      $ 1,112     $  0.16

1995 (Restated):
  March 31 . . . . . .  $10,034      $ 6,558      $   469     $  0.07
  June 30  . . . . . .    9,838        6,228          526        0.08
  September 30 . . . .   12,590        7,863          567        0.08
  December 31  . . . .   17,103       10,954          741        0.10
    Year 1995  . . . .  $49,565      $31,603      $ 2,303     $  0.33

NOTE K - FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1996, the Company's receivable from one customer was $1,148,000. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate their fair values.

NOTE L- INDUSTRY SEGMENT INFORMATION

The Company's operations are classified in three general industry segments:
Engineered Products; Consumer Products and European Operations.

North American Engineered Products include air quality products manufactured for commercial, industrial and marine applications, equipment manufactured for permanent installation in residential air handling systems, and equipment designed to electrostatically distribute micro-thin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed process lines.

North American Consumer Products include portable room-size air cleaning units, small appliance models and equipment and components sold to other suppliers of air cleaners.
<p>25

European Operations consists of Trion Limited (and Trion GmbH in 1994) which functions in Europe as a sales and distribution operation. U.S. manufacturing operations provide products for resale. Trion GmbH ceased operations at the end of 1994.

Net sales by segment include only sales to unaffiliated customers as reported in the Company's consolidated income statement. Segment income from operations is net sales less cost of products sold and certain operating expenses. In computing income from operations, other income, general corporate expenses, domestic interest expense and taxes on income have been excluded.

The Company's Sanford manufacturing facility serves all segments; therefore, specific identification of its property, plant and equipment and inventory is not practicable. These assets and related depreciation were allocated to segments based on estimates. General corporate assets were principally cash and cash equivalents, office equipment and engineering equipment.

Net sales of the Company in 1996 include approximately $1,033,000 of direct and indirect sales to the United States Government ($1,466,000 in 1995 and $1,277,000 in 1994). These sales are included in the Engineered Products group. Sales to a significant customer in the Consumer Products group were $3,553,000 in 1996; $6,288,000 in 1995 and $5,967,000 in 1994.

Export sales from the United States to unaffiliated customers were as follows:
(in thousands)

                                      1996        1995         1994
Pacific Rim  . . . . . . . . . .    $ 7,419     $ 3,947      $ 2,577
Europe . . . . . . . . . . . . .        709         452          178
Other  . . . . . . . . . . . . .      1,760       1,114          795
                                    $ 9,888     $ 5,513      $ 3,550
<p>26

NOTE L- INDUSTRY SEGMENT INFORMATION - (continued)

Additional information on industry segments is set forth below:
(in thousands)

                                        1996        1995        1994
Net sales to unaffiliated customers:
  North American Operations:
    Engineered Products . . . . . . . $45,598     $32,168     $22,123
    Consumer Products . . . . . . . .   9,949      11,939      11,305
  European Operations . . . . . . . .   6,854       5,458       5,662
       Total  . . . . . . . . . . . . $62,401     $49,565     $39,090

Income (loss) from operations:
  North American Operations:
    Engineered Products . . . . . . . $ 4,341     $ 4,617     $ 3,994
    Consumer Products . . . . . . . .      54       1,463       1,364
  European Operations . . . . . . . .     458         (59)       (537)
       Total  . . . . . . . . . . . .   4,853       6,021       4,821

  General Corporate:
    Other income  . . . . . . . . . .     106         113         104
    Interest  . . . . . . . . . . . .    (856)       (578)       (275)
    Other expenses  . . . . . . . . .  (2,489)     (1,887)     (1,934)
       Total  . . . . . . . . . . . .  (3,239)     (2,352)     (2,105)
Income (loss) before income taxes . . $ 1,614     $ 3,669     $ 2,716

Identifiable assets:
  North American Operations:
    Engineered Products . . . . . . . $25,694     $22,297     $10,269
    Consumer Products . . . . . . . .   4,910       9,015       5,517
  European Operations . . . . . . . .   7,620       5,918       5,450
  General Corporate . . . . . . . . .   2,572       3,234       5,910
       Total  . . . . . . . . . . . . $40,796     $40,464     $27,146

Depreciation and amortization:
  North American Operations:
    Engineered Products . . . . . . . $ 1,229     $   666     $   512
    Consumer Products . . . . . . . .     213         273         268
    European Operations . . . . . . .     245         227         222
  General Corporate . . . . . . . . .     238         124         112
         Total  . . . . . . . . . . . $ 1,925     $ 1,290     $ 1,114

<p>27

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Trion, Inc.
Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of Trion, Inc. and subsidiaries as of December 31,1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Herrmidifier Company, Inc., which was combined with the Company in 1996 in a transaction accounted for as a pooling of interest. Total assets of Herrmidifier Company, Inc. represent 9% of consolidated assets for 1995 and total revenues constituted 12% and 13% of consolidated revenues for 1995 and 1994, respectively. Those statements were audited by other auditors whose reports have been provided to us, and our opinion, insofar as it relates to amounts included for Herrmidifier Company, Inc. is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trion, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ Ernst & Young LLP

Raleigh, North Carolina
January 31, 1997

<p>28

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

          Not applicable.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

"Election of Directors" on pages 4 through 6, "Security Ownership" on page 7 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the annual Proxy Statement dated March 11, 1997 are incorporated herein by reference.

See Part I, Item 4.(a) of this report for the required information on executive officers.

Item 11.  Executive Compensation.

"Executive Compensation" on pages 8 through 13 (excluding the information under the subheading "Compensation Committee Report on Executive Compensation" on pages 12 and 13), "Service Agreement" on page 15 and information concerning Directors' compensation on page 7 of the annual Proxy Statement dated March 11, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

"Security Ownership" on page 7 and information concerning Directors' ownership on pages 4 through 6 of the annual Proxy Statement dated March 11, 1997 are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

"Service Agreement" on page 15 of the annual Proxy Statement dated March 11, 1997 is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 14. (a) (1) and (2)- The following consolidated financial statements of Trion, Inc. and subsidiaries, included in the annual report of the Company to its shareholders for the year ended December 31, 1996 are included in Item 8 beginning on page 13 hereof:

Consolidated Balance Sheets -- December 31, 1996 and 1995.

Consolidated Statements of Income and Retained Earnings -- years ended December 31, 1996, 1995 and 1994.

Consolidated Statements of Cash Flows -- years ended December 31, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements -- December 31, 1996.

Report of Independent Auditors, Ernst & Young LLP -- January 31, 1997.
<p>29

Independent Accountants' Report, Kuntz Lesher Siegrist & Martini LLP - October 2, 1996 is incorporated herein by reference to Exhibit 99.1 of this Form 10-K.

Parent company financial statements are not included because restricted net assets of subsidiaries after intercompany eliminations are less than 25% of consolidated net assets.

Item 14. (a) (3) - See Index to Exhibits beginning on page 33 hereof including the Report of Kuntz Lesher Siegrist & Martini LLP relating to the Herrmidifier Company, Inc. included as Exhibit 99.1 of this Form 10-K.

Item 14. (b) - There were no reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

Item 14. (c) - The Exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. See Index to Exhibits on page 33 hereof.

Item 14. (d) - The following consolidated financial statement schedule of Trion, Inc. and subsidiaries is included on page 32 hereof:

    Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.
<p>30
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRION, INC.

                                        By: /s/ Steven L. Schneider    3/26/97
                                            Steven L. Schneider,        Date
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven L. Schneider       3/26/97      /s/ James E. Heins        3/26/97
Steven L. Schneider,           Date        James E. Heins,            Date
President, Chief Executive                 Director
Officer and Director
(Principal Executive Officer)

/s/ Calvin J. Monsma          3/26/97      /s/ F. Trent Hill         3/26/97
Calvin J. Monsma,              Date        F. Trent Hill,             Date
Vice President and                         Director
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Hugh E. Carr              3/26/97      /s/ Grant R. Meyers       3/26/97
Hugh E. Carr,                  Date        Grant R. Meyers,           Date
Director                                   Director

/s/ Joseph W. Deering         3/26/97      /s/ Samuel J. Wornom III  3/26/97
Joseph W. Deering,             Date        Samuel J. Wornom III,       Date
Director                                   Director

/s/ Seddon Goode, Jr.         3/26/97
Seddon Goode, Jr.,             Date
Director
<p>31

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   TRION, INC. AND SUBSIDIARIES

           Col. A                 Col. B      Col. C      Col. D      Col. E      Col. F
                                                   ADDITIONS
                                Balance at  Charged to  Charged to               Balance at
                                Beginning    Costs and     Other                   end of
                                of Period    Expenses    Accts. -   Deductions     Period
                                                         Describe    Describe
Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful                                                    (1)
     accounts                  $  346,000  $  302,000  $      -     $   200,000  $  448,000

  Valuation allowance for                                                   (2)
     deferred tax asset         1,141,000        -            -         396,000     745,000
                               ----------  ----------  -----------  -----------  ----------
                               $1,487,000  $  302,000  $      -     $   596,000  $1,193,000
                               ==========  ==========  ===========  ===========  ==========
Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful                                      (3)           (1)
     accounts                  $  186,000  $  148,000  $  119,000   $   107,000  $  346,000

  Valuation allowance for                                     (4)
     deferred tax asset         1,125,000        -         16,000          -      1,141,000
                               ----------  ----------  -----------  -----------  ----------
                               $1,311,000  $  148,000  $  135,000   $   107,000  $1,487,000
                               ==========  ==========  ===========  ===========  ==========
Year ended December 31, 1994:
 Deducted from asset accounts:
  Allowance for doubtful                                                    (1)
     accounts                  $  183,000  $   98,000  $     -      $    95,000  $  186,000

  Valuation allowance for                                                   (2)
     deferred tax asset         1,350,000        -           -          225,000   1,125,000
                               ----------  ----------  -----------  -----------  ----------
                               $1,533,000  $   98,000  $     -      $   320,000  $1,311,000
                               ==========  ==========  ===========  ===========  ==========

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Utilization of net operating loss carryforwards and valuation adjustment.
(3)  Balance of Envirco Corporation as of August 1, 1995 acquisition.
(4)  Book provision to tax return adjustment.

<p>32

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

 4.1 $18,000,000 Credit Agreement dated September 8, 1995 (incorporated herein by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*)

10.1      1997 Management Incentive Plan as adopted in December 1996. (**)

10.2 1985 Trion, Inc. Incentive Stock Option Plan as adopted and approved by shareholders on April 16, 1985 (incorporated herein by reference to Exhibit A to Proxy Statement dated April 16, 1985, file number 0-3108). (*) (**)

10.3 Form of option for the 1985 Trion, Inc. Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.4 Trion Savings Plus Plan, effective January 1, 1987 as approved in November 1986 (incorporated herein by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.5 Loan Agreement dated August 1, 1984 between The Lee County Industrial Facilities and Pollution Control Financing Authority and Trion, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.6 Note dated September 11, 1984 from Trion, Inc. to The Lee County Industrial Facilities and Pollution Control Financing Authority (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.7 Guaranty and Purchase Agreement dated as of August 1, 1984 from Trion, Inc. to Wachovia Bank and Trust Company, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.8 Stock Option Agreement between Samuel J. Wornom III and Trion, Inc. dated September 21, 1993 (incorporated herein by reference to Exhibit 10.2 to form 10-Q for the quarter ended September 30, 1993, file number 0-3108). (*) (**)
<p>33

                             INDEX TO EXHIBITS
                                (continued)


10.9 Stock Option Agreement between Steven L. Schneider and Trion, Inc. dated March 31, 1993 (incorporated herein by reference to Exhibit
          10.2 to form 10-Q for the quarter ended June 30, 1993, file number 0-3108). (*) (**)

10.10 Service Agreement dated October 30, 1992 between Trion, Inc. and Hugh E. Carr, a director of Trion, Inc. (incorporated herein by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1992, file number 0-3108). (*) (**)

10.11 Trion, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement No.033-59095 on Form S-8 dated May 4, 1995). (*) (**)

10.12 Form of option for the Trion, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*) (**)

10.13 First Amendment to Stock Option Agreement between Steven L. Schneider and Trion, Inc. dated July 28, 1995 (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*) (**)

10.14 Amended and Restated Employment Agreement between Steven L. Schneider and Trion, Inc. dated July 28, 1995 (incorporated herein by reference to Exhibit 10.16 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*). (**)

10.15 Trion, Inc. 1995 Non-Employee Director Stock Plan (incorporated herein by reference to the Registrant's Registration Statement No.033-58561 on Form S-8 dated April 12, 1995). (*) (**)

21.1      Subsidiaries of the Registrant.

23.1      Consent of Independent Auditors; Ernst & Young LLP.

23.2      Consent of Independent Auditors; Kuntz Lesher Siegrist & Martini LLP

27        Financial Data Schedule.

99.1      Independent Accountants' Report; Kuntz Lesher Siegrist & Martini LLP

(**)      Management Contract or Compensatory Plan.

<p>34