Form 10-Q
period 1997-03-31
TRION INC
filed 1997-05-15
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECUTIRIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 1997.

7,005,097 shares of Common Stock, par value $.50


                                         -1-
<p>

                                        Part I


Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                                Three Months Ended March 31
                                                     1997        1996
                                                              (Restated)
Net sales . . . . . . . . . . . . . . . . . . .    $13,572     $16,869

Cost and expenses:
   Cost of products sold  . . . . . . . . . . .      9,175      11,408
   Selling, administration
     and engineering expenses . . . . . . . . .      4,110       4,255
   Interest . . . . . . . . . . . . . . . . . .        224         204
   Amortization . . . . . . . . . . . . . . . .         86          86
   Other expense (income), net  . . . . . . . .        (33)        (21)
                                                    13,562      15,932

Income before income taxes  . . . . . . . . . .         10         937
Income tax expense  . . . . . . . . . . . . . .          4         363

Net income for the period . . . . . . . . . . .    $     6     $   574

Net income per common share . . . . . . . . . .    $  0.00     $  0.08


Cash dividends declared per common share  . . .    $   .02     $   .02


See notes to consolidated condensed financial statements







                                     -2-
<p>

                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)

                                   ASSETS
                                                      March 31  December 31
                                                        1997*      1996
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . .     $ 2,057     $ 2,073
   Trade accounts receivable, less allowance
     for doubtful accounts (1997 and 1996 -
     $448,000)  . . . . . . . . . . . . . . . . .      10,404      11,650
   Inventories  . . . . . . . . . . . . . . . . .       9,972       9,329
   Prepaid expenses and other current assets  . .         885         882
   Deferred current income taxes  . . . . . . . .          94          94
      Total current assets  . . . . . . . . . . .      23,412      24,028

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,456       5,467
   Machinery and equipment  . . . . . . . . . . .      18,110      16,928
   Allowance for depreciation . . . . . . . . . .     (13,629)    (13,250)
                                                       10,015       9,223
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($573,000 in 1997 and $487,000 in 1996) . .       6,307       6,393
   Deferred income taxes  . . . . . . . . . . . .         338         338
   Other non-current assets . . . . . . . . . . .         791         814
                                                        7,436       7,545
                                                      $40,863     $40,796


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 7,577     $ 7,182
   Current portion of long-term debt  . . . . . .       2,664       2,664
      Total current liabilities . . . . . . . . .      10,241       9,846

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       9,857       9,908
                                                       20,098      19,754

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1997 - 6,997,519 and
        1996 - 6,997,519  . . . . . . . . . . . .       3,499       3,499
   Additional paid-in capital . . . . . . . . . .       1,017       1,017
   Retained earnings  . . . . . . . . . . . . . .      16,059      16,193
   Foreign currency translation . . . . . . . . .         190         333
                                                       20,765      21,042
                                                      $40,863     $40,796

See notes to consolidated condensed financial statements

* Unaudited

                                     -3-
<p>

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                             Three Months
                                                            Ended March 31
                                                            1997       1996
                                                                    (Restated)

OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .   $     6     $   574
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . .       420         356
        Amortization  . . . . . . . . . . . . . . . . .        86          86
        Deferred income taxes . . . . . . . . . . . . .        -          (73)
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .     1,246        (217)
           Inventory and prepaid expenses . . . . . . .    (1,055)     (1,722)
           Accounts payable and accrued expenses  . . .       395         965
        Foreign currency transaction loss . . . . . . .        30           1
           Net cash provided (used) by
             operating activities . . . . . . . . . . .     1,128         (30)

INVESTING ACTIVITIES
   Purchases of property, plant and equipment . . . . .    (1,233)       (968)
   Proceeds from disposal of equipment  . . . . . . . .        -           -
           Net cash used by investing activities  . . .    (1,233)       (968)

FINANCING ACTIVITIES
   Net proceeds from master credit facility . . . . . .     1,200       1,000
   Principal payments on long-term debt . . . . . . . .    (1,250)        (33)
   Stock issued . . . . . . . . . . . . . . . . . . . .        -           41
   Cash dividends paid  . . . . . . . . . . . . . . . .      (140)       (129)
           Net cash provided (used) by
             financing activities . . . . . . . . . . .      (190)        879

Effect of foreign exchange rate changes on cash . . . .       279          50

Increase (decrease) in cash . . . . . . . . . . . . . .       (16)        (69)

Cash at beginning of period . . . . . . . . . . . . . .     2,073         497

Cash at end of period . . . . . . . . . . . . . . . . .   $ 2,057     $   428




See notes to consolidated condensed financial statements








                                        -4-
<p>

                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   March 31, 1997

Note A - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

Certain amounts in the consolidated condensed financial statements for the period ended March 31, 1996 have been reclassified to conform with the presentations and classifications consistent with the unaudited consolidated condensed financial statements for the three month period ended March 31, 1997.

On August 30, 1996, the Company issued 500,000 shares of common stock at a par value of $0.50 per share in exchange for 100% of the common stock outstanding of Herrmidifier Company, Inc. ("Herrmidifier"). The purchase price, as determined by the Stock Purchase Agreement dated July 31, 1996, totaled approximately $2,952,000. The transaction was accounted for under the pooling of interests method of accounting. All prior period financial statements and financial information have been restated to reflect the combination.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note B - Net Income per Share of Common Stock

The pro forma weighted average shares outstanding for the period ended March 31, 1996 gives effect to the issuance of 500,000 shares of the Company's common stock as the purchase price of Herrmidifier. These shares are included in the computation of pro forma weighted average shares outstanding as if they had been issued as of January 1, 1996.

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The average number of common shares outstanding was 6,997,519 in 1997 and 6,962,450 in 1996. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

Note C - Inventories

The Registrant does not maintain an integrated dollar perpetual inventory system. During the interim periods, inventories are charged with actual costs incurred and relieved at products standard costs. Such standards are updated at least annually. Based upon the components of inventory at the preceding physical inventory date and charges to and relief of inventories during the interim period, the components of inventory are estimated as follows (in thousands):

                                     -5-
<p>
                                          March 31   December 31
                                            1997         1996

 Raw materials . . . . . . . . . . . . .   $ 5,271     $ 4,939
 Work-in-process and finished goods. . .     4,701       4,390
                                           $ 9,972     $ 9,329

Cost of domestic raw materials inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis incorporates the performance of Herrmidifier. The acquisition was accounted for as a pooling of interests, whereby the current and prior period statements of financial condition and results of operations are included. Accordingly, the prior periods presented and discussed have been restated.

Results of Operations

                               SEGMENT  DATA
                                (Unaudited)
                              (In  thousands)
                                          Three Months Ended
                                               March 31,
                                         1997           1996*
                                                      (Restated)
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . .   $10,324         $12,802
     Consumer Products . . . . . . .     2,029           2,711
   European Operations . . . . . . .     1,219           1,356
                                        13,572          16,869

Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . .       879           1,443
     Consumer Products . . . . . . .        -              196
   European Operations . . . . . . .      (148)            (29)
                                           731           1,610

General Corporate:
   Other income  . . . . . . . . . .        33              21
   Interest (U.S.) . . . . . . . . .      (224)           (204)
   Other expense . . . . . . . . . .      (530)           (490)
                                          (721)           (673)

Income before income taxes . . . . .   $    10         $   937

* Certain amounts in 1996 have been reclassified to conform to 1997 classifications.



                                     -6-
<p>
Consolidated net sales for the quarter ended March 31, 1997 were $13,572,000 compared to $16,869,000 from the same period a year ago, a 20 percent decrease from 1996. This decrease was primarily attributable to the lower level of revenues generated by the Company's subsidiary Envirco Corporation ("Envirco") during the first quarter of 1997 as compared to the same period in 1996. This reduction was due to the significant decrease in capital spending by the semiconductor and microelectronics industry, a primary market served by Envirco. Most recently, the Company has seen an improvement in the level of orders received and the order backlog related to this market.

Additionally, sales in the Company's North American Consumer Products segment were adversely impacted by the delayed shipment of a new line of consumer appliance products recently introduced. This delay was primarily due to supplier delivery difficulties. These problems have since been resolved and production and shipments are now back on schedule.

Sales in the Company's European Operations segment declined slightly due to lower shipments into the eastern European region. Income from operations was adversely impacted by the lower sales volume and changes in product mix.

The Company's backlog of unshipped customer orders increased to $9,217,000 at March 31, 1997, a 33 percent increase over December 31, 1996 year-end backlog of $6,912,000. All major segments showed improved backlog compared to the prior year-end levels. Order backlog on March 31, 1996 was $11,319,000. The decline as compared to the current levels was due primarily to the aforementioned slowdown in capital spending in the semiconductor and microelectronics industry which impacted activity at Envirco.

On a consolidated basis, the cost of products sold as a percentage of sales was 67.6 percent in both the first quarter of 1997 and in the first quarter of 1996. Reduced sales volumes during the current period generally caused costs to be at a higher rate due to lower levels of overhead absorption. In the prior year, higher costs were incurred as a result of inefficiencies related to manufacturing process changes in Sanford and Albuquerque facilities. The Company has not incurred any significant price increases for raw materials as compared to those experienced a year ago. Consolidated gross profit for the 1997 period was $4,397,000 as compared to $5,461,000 in the 1996 period, the difference being attributable to the lower sales volume.

Consolidated selling, administration and engineering expenses decreased during the first three months of 1997 to $4,110,000 as compared to $4,255,000 in 1996. The primary cause for the decrease was lower spending for variable selling and promotion expenses related to the lower reported sales volume.

Interest expense during the first quarter of 1997 was $224,000 as compared to $204,000 the year before due to additional borrowings.

Income taxes for the first quarter of 1997 were $4,000 as compared to $363,000 in 1996.

Consolidated net income was $6,000 during the first quarter of 1997 as compared to $574,000 reported a year ago. This decrease was directly attributable to the lower sales volumes posted by the Company as described above.

The resulting earnings per share from the first three months of 1997 were $0.00 as compared to the $0.08 recorded in 1996.



                                     -7-
<p>
Liquidity and Sources of Capital

The financial condition of the Company remains strong with the current ratio at 2.3:1. Working capital decreased to $13,171,000 from the $14,182,000 at 1996 year-end. This change is primarily the result of the Company's continued investment in tooling and capital equipment necessary to bring new products to market and improve and streamline production processes. Long-term debt is 47.5 percent of equity and total shareholders' equity is $20,765,000. The Company believes working capital and current credit arrangements will be adequate to meet its operating and capital requirements during the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.


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


                                                     TRION, INC.
                                                     (Registrant)



Date:     May 15, 1997 	               			     /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and Chief
                                               Executive Officer



Date:     May 15, 1997                 			     /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and Chief
                                               Financial Officer







                                      -8-