Form 10-Q
period 1997-06-30
TRION INC
filed 1997-08-14
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 11, 1997.

7,005,097 shares of Common Stock, par value $.50

                                       Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                         Six Months            Three Months
                                       Ended March 31          Ended June 30
                                      1997       1996        1997       1996
                                              (Restated)             (Restated)
Net sales . . . . . . . . . . . .   $31,329    $33,791     $17,757    $16,922

Cost and expenses:
   Cost of products sold  . . . .    21,123     22,583      11,948     11,175
   Selling, administration
     and engineering expenses . .     8,683      8,651       4,573      4,396
   Interest . . . . . . . . . . .       475        410         251        206
   Amortization . . . . . . . . .       172        172          86         86
   Other expense (income), net. .       (33)       (60)        -          (39)
                                     30,420     31,756      16,858     15,824

Income before income taxes  . . .       909      2,035         899      1,098
Income tax expense  . . . . . . .       402        759         398        396

Net income for the period . . . .   $   507    $ 1,276     $   501    $   702

Net income per common share . . .   $  0.07    $  0.18     $  0.07    $  0.10


Cash dividends declared
    per common share. . . . . . .   $   .04    $   .04     $  0.02    $  0.02





See notes to consolidated condensed financial statements


                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                      June  30   December 31
                                                        1997*       1996
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . .     $ 1,955     $ 2,073
   Trade accounts receivable, less allowance
     for doubtful accounts (1997 - $429,000 and
     1996 - $448,000) . . . . . . . . . . . . . .      11,638      11,650
   Inventories  . . . . . . . . . . . . . . . . .      10,045       9,329
   Prepaid expenses and other current assets  . .         899         882
   Deferred current income taxes  . . . . . . . .          94          94
      Total current assets  . . . . . . . . . . .      24,631      24,028

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,446       5,467
   Machinery and equipment  . . . . . . . . . . .      19,155      16,928
   Allowance for depreciation . . . . . . . . . .     (14,066)    (13,250)
                                                       10,613       9,223
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($659,000 in 1997 and $487,000 in 1996) . .       6,221       6,393
   Deferred income taxes  . . . . . . . . . . . .         338         338
   Other non-current assets . . . . . . . . . . .         759         814
                                                        7,318       7,545
                                                      $42,562     $40,796


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 7,889     $ 7,182
   Current portion of long-term debt  . . . . . .       3,664       2,664
      Total current liabilities . . . . . . . . .      11,553       9,846

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       9,855       9,908
                                                       21,408      19,754

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1997 - 7,005,097 and
        1996 - 6,997,519  . . . . . . . . . . . .       3,503       3,499
   Additional paid-in capital . . . . . . . . . .       1,049       1,017
   Retained earnings  . . . . . . . . . . . . . .      16,420      16,193
   Foreign currency translation . . . . . . . . .         182         333
                                                       21,154      21,042
                                                      $42,562     $40,796

See notes to consolidated condensed financial statements

* Unaudited

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                               Six Months
                                                             Ended June 30
                                                            1997       1996
                                                                    (Restated)
OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .   $   507     $ 1,276
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . .       840         784
        Amortization  . . . . . . . . . . . . . . . . .       172         172
        Deferred income taxes . . . . . . . . . . . . .        -          (59)
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .        12         208
           Inventory and prepaid expenses . . . . . . .      (678)     (1,466)
           Accounts payable and accrued expenses  . . .       707        (116)
        Gain on disposal of equipment . . . . . . . . .        -           (3)
        Foreign currency transaction loss . . . . . . .       (45)        (38)
           Net cash provided (used) by
             operating activities . . . . . . . . . . .     1,515         758

INVESTING ACTIVITIES
   Purchases of property, plant and equipment . . . . .    (2,239)     (1,696)
   Proceeds from disposal of equipment  . . . . . . . .        -            3
           Net cash used by investing activities  . . .    (2,239)     (1,693)

FINANCING ACTIVITIES
   Net proceeds from master credit facility . . . . . .     2,200       1,000
   Principal payments on long-term debt . . . . . . . .    (1,253)        (56)
   Stock issued . . . . . . . . . . . . . . . . . . . .        36          99
   Cash dividends paid  . . . . . . . . . . . . . . . .      (280)       (258)
           Net cash provided (used) by
             financing activities . . . . . . . . . . .       703         785

Effect of foreign exchange rate changes on cash . . . .       (97)         59

Increase (decrease) in cash . . . . . . . . . . . . . .      (118)        (91)

Cash and cash equivalents at beginning of period  . . .     2,073         497

Cash and cash equivalents at end of period  . . . . . .   $ 1,955     $   406




See notes to consolidated condensed financial statements

                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   June 30, 1997

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

Certain amounts in the consolidated condensed financial statements for the period ended June 30, 1996 have been reclassified to conform with the presentations and classifications consistent with the unaudited consolidated condensed financial statements for the six month period ended June 30, 1997.

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

Note B - Net Income per Share of Common Stock
The pro forma weighted average shares outstanding for the period ended June 30, 1996 gives effect to the issuance of 500,000 shares of the Company's common stock as the purchase price of Herrmidifier. These shares are included in the computation of pro forma weighted average shares outstanding as if they had been issued as of January 1, 1996.

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The average number of common shares outstanding for the six month period ended June 30 was 7,000,743 in 1997 and 6,968,845 in 1996, and
7,003,391 and 6,975,240 for the three month periods ended June 30, 1997 and 1996. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FASB 128"), which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adopting FASB 128 is not expected to be material.

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
                                           June 30   December 31
                                            1997         1996

 Raw materials . . . . . . . . . . . . .   $ 5,020     $ 4,939
 Work-in-process and finished goods. . .     5,025       4,390
                                           $10,045     $ 9,329

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

Results of Operations

                                  SEGMENT  DATA
                                   (Unaudited)
                                 (In  thousands)
                                       Six Months Ended     Three Months Ended
                                             June 30,             June 30,
                                        1997      1996*       1997       1996*
                                                (Restated)            (Restated)
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . .   $21,972    $26,167    $11,648    $13,365
     Consumer Products . . . . . . .     6,764      4,866      4,735      2,155
   European Operations . . . . . . .     2,593      2,758      1,374      1,402
                                        31,329     33,791     17,757     16,922

Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . .     2,421      3,289      1,542      1,846
     Consumer Products . . . . . . .       262        161        262        (35)
   European Operations . . . . . . .      (139)        22          9         51
                                         2,544      3,472      1,813      1,862

General Corporate:
   Other income  . . . . . . . . . .        33         60         -          39
   Interest (U.S.) . . . . . . . . .      (475)      (410)      (251)      (206)
   Other expense . . . . . . . . . .    (1,193)    (1,087)      (663)      (597)
                                        (1,635)    (1,437)      (914)      (764)

Income before income taxes . . . . .   $   909    $ 2,035    $   899    $ 1,098

  Certain amounts in 1996 have been reclassified to conform to 1997 classifications.

Consolidated net sales for the quarter ended June 30, 1997 were $17,757,000 compared to $16,922,000 from the same period a year ago, a 5 percent increase from 1996. This increase was attributable to the higher level of revenues generated by the Company's North America operation, primarily in the consumer product line due to shipments of the Company's newly introduced appliance products, and was offset by lower performance in the Company's subsidiary Envirco Corporation ("Envirco") during the second quarter of 1997 as compared to the same period in 1996. The reduction at Envirco was due to a decrease in capital spending by the semiconductor and microelectronics industry, a primary market served by Envirco, during the comparative periods. However, as noted last quarter the Company has continued to see an upturn in the trend of orders in this area. Sales in the Company's European Operations segment during the second quarter were on par with the comparable period last year.

Net sales for the six months ended June 30, 1997 were $31,329,000 as compared to $33,791,000 for the same period the year before, a decline of 7 percent. The primary reason for this decline was the aforementioned decrease in capital spending by the semiconductor and microelectronics industry. The year to date performance of the Consumer Products segment increased by 39 percent due to the new appliance product line introduction. Net sales in the European Operations segment were 6 percent lower during the first six months of the year due to lower sales in the eastern European region.

The Company's backlog of unshipped customer orders was $8,033,000 at June 30, 1997, a 16 percent increase over December 31, 1996 year-end backlog of $6,912,000, reflecting a significant increase in orders for the Company's specialized product line equipment. Backlog of unshipped customer orders at June 30, 1996 was $8,599,000. The 7 percent reduction from the prior year was due primarily to a lower level of orders from the semiconductor and microelectronics industry.

On a consolidated basis, the cost of products sold as a percentage of sales for the quarter and six months ended June 30, 1997 were 67.3 percent and 67.4 percent, respectively, as compared to 66.0 percent and 66.8 percent, respectively, a year ago. These increases were primarily due to higher net sales in the Consumer Products segment which traditionally has a higher cost of products sold percentage than the Company's other segments as well as start up costs related to the introduction of the new appliance product line. In addition, the Company has incurred costs related to the operational improvements; which include manufacturing process changes and the relocation of production lines into the Company's Sanford facility. The Company has not incurred any significant price increases for raw materials as compared to those experienced a year ago. Consolidated gross profit for the second quarter ended June 30, 1997 was $5,809,000 as compared to $5,747,000 in the 1996 period, the difference being primarily attributable to the higher sales volume offset by the higher cost of products sold percentage due to product mix. Consolidated gross profit for the six months ended June 30, 1997 was $10,206,000 as compared to $11,208,000 for the same period in 1996. This decrease was due to lower net sales for the period and the aforementioned product mix, start up costs and operational improvements.

Consolidated selling, administration and engineering expenses as a percentage of net sales decreased to 25.8 percent during the second quarter ended June 30, 1997, as compared to 26.0 percent in 1996. Consolidated selling, administration and engineering expenses as a percentage of net sales for the current six months period were 27.7 percent as compared to 25.6 percent a year ago. The primary cause for the increase was the lower net sales volume.

Interest expense during the second quarter and first six months of 1997 was $251,000 and $475,000, respectively, as compared to $206,000 and $410,000 the year before due to additional borrowings needed to fund new products and process improvements.

Income taxes for the second quarter and first six months of 1997 were $398,000 and $402,000, respectively, as compared to $396,000 and $759,000, respectively, in 1996. Income taxes as a percentage of income before income taxes reflects the lower performance in the Company's European Operations segment for the comparable periods whose income would otherwise be offset by operating loss carryforwards.

Consolidated net income for the second quarter and six months ended June 30, 1997 was $501,000 and $507,000, respectively, as compared to $702,000 and $1,276,000, respectively, reported a year ago. The differences are primarily attributable to a combination of: changes in net sales volumes; higher cost of products sold as a percentage of net sales; and the higher rate of income taxes - as described above.

The resulting earnings per share reported for the second quarter and first six months of 1997 were $0.07 for both periods, as compared to $0.10 and $0.18 recorded in 1996, respectively.

Liquidity and Sources of Capital

The financial condition of the Company remains strong with the current ratio at 2.1:1. Working capital decreased to $13,078,000 from the $14,182,000 at 1996 year-end. This change is primarily the result of the Company's continued investment in tooling and capital equipment necessary to bring new products to market and improve and streamline production processes. Long-term debt is 46.6 percent of equity and total shareholders' equity is $21,154,000. The Company recently amended its existing credit agreement to incorporate grid pricing for the interest rates charged on borrowings. Originally, the Company borrowed funds at the London Interbank Offering Rate ("LIBOR") of interest plus 1.3 percent. Under the revised terms, the Company shall borrow monies at LIBOR plus 1.0 percent to 1.75 percent - depending upon specified performance criteria. The current rate being charged is 1.75 percent over LIBOR, or approximately 7.6% per annum.

Management believes working capital and current credit arrangements will be adequate to meet its operating and capital requirements during the foreseeable future.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of shareholders of the Registrant was held on April 15, 1997.

         (b) Directors elected at the meeting were Grant R. Meyers and Samuel J. Wornom III. Other Continuing directors are
             Hugh E. Carr, Joseph W. Deering, Seddon Goode, Jr.,
             James E. Heins, F. Trent Hill, Jr., and Steven L. Schneider.

         (c) The only substantive matter voted upon at the meeting was the election of two directors for a term of three years. All nominees for directors as listed in the proxy statement were elected with the following vote:

                   Nominees                   For           Withheld
             Grant R. Meyers               5,693,767         90,554
             Samuel J. Wornom III          5,693,368         90,953


Item 6(b).  Exhibits

The following exhibits are filed herewith:

4.1	Amendment to $18,000,000 Credit Agreement dated September 8, 1995

27	Financial Data Schedule


Item 6(b).  Report on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the period covered by this report.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRION, INC.
                                                     (Registrant)


Date: August 13, 1997                          /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and Chief
                                               Executive Officer


Date: August 13, 1997                          /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer