Form 10-Q
period 1997-09-30
TRION INC
filed 1997-11-13
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES _____ EXCHANGE ACT OF 1934


For the transition period from                     to



Commission File No. 0-3108


                                   TRION, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                     25-0922753
(State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


P.O. Box 760, 101 McNeill Road, Sanford, North Carolina   27331-0760
     (Address of principal executive offices)             (Zip Code)
     (Registrant's telephone number, including area code) 919-775-2201

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997.

7,064,797 shares of Common Stock, par value $.50

                                   Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                        Nine Months           Three Months
                                     Ended September 30     Ended September 30
                                      1997       1996        1997       1996
Net sales . . . . . . . . . . . . .  $47,037    $46,727     $15,708    $12,936

Cost and expenses:
   Cost of products sold  . . . . .   31,545     31,386      10,422      8,803
   Selling, administration
     and engineering expenses . . .   13,017     13,006       4,334      4,355
   Interest . . . . . . . . . . . .      738        628         263        218
   Amortization . . . . . . . . . .      258        258          86         86
   Acquisition Expense  . . . . . .       -         414          -         414
   Other expense (income), net. . .      (69)       (79)        (36)       (20)
                                      45,489     45,613      15,069     13,856

Income (loss) before income taxes .    1,548      1,114         639       (920)
Income tax expense (benefit). . . .      507        438         105       (320)

Net income (loss) for the period. .  $ 1,041    $   676     $   534    $  (600)



Net income (loss) per common share.  $  0.15    $  0.10     $  0.08    $ (0.09)


Cash dividends declared
    per common share. . . . . . . .  $   .06    $   .06     $  0.02    $  0.02


See notes to consolidated condensed financial statements

                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                   September 30  December 31
                                                    _  1997* _    _  1996
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . .     $ 2,167     $ 2,073
   Trade accounts receivable, less allowance
     for doubtful accounts (1997 - $420,000 and
     1996 - $448,000) . . . . . . . . . . . . . .      11,352      11,650
   Inventories  . . . . . . . . . . . . . . . . .       9,741       9,329
   Prepaid expenses and other current assets  . .         795         882
   Deferred current income taxes  . . . . . . . .          94          94
      Total current assets  . . . . . . . . . . .      24,149      24,028

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,435       5,467
   Machinery and equipment  . . . . . . . . . . .      19,401      16,928
   Allowance for depreciation . . . . . . . . . .     (14,401)    (13,250)
                                                       10,513       9,223
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($746,000 in 1997 and $486,000 in 1996) . .       6,135       6,393
   Deferred income taxes  . . . . . . . . . . . .         338         338
   Other non-current assets . . . . . . . . . . .         733         814
                                                        7,206       7,545
                                                      $41,868     $40,796


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 7,005     $ 7,182
   Current portion of long-term debt  . . . . . .       4,964       2,664
      Total current liabilities . . . . . . . . .      11,969       9,846

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       8,253       9,908
                                                       20,222      19,754

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1997 - 7,061,797 and
        1996 - 6,997,519  . . . . . . . . . . . .       3,531       3,499
   Additional paid-in capital . . . . . . . . . .       1,162       1,017
   Retained earnings  . . . . . . . . . . . . . .      16,815      16,193
   Foreign currency translation . . . . . . . . .         138         333
                                                       21,646      21,042
                                                      $41,868     $40,796

See notes to consolidated condensed financial statements

* Unaudited

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                              Nine Months
                                                           Ended September 30
                                                            1997       1996

OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .   $ 1,041     $   676
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . .     1,346       1,242
        Amortization  . . . . . . . . . . . . . . . . .       258         258
        Deferred income taxes . . . . . . . . . . . . .        -          (17)
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .       298       2,176
           Inventory and prepaid expenses . . . . . . .      (325)       (585)
           Accounts payable and accrued expenses  . . .      (177)     (3,667)
        Gain on disposal of equipment . . . . . . . . .        -           (3)
        Foreign currency transaction loss . . . . . . .       (18)        (68)
           Net cash provided by
             operating activities . . . . . . . . . . .     2,423          12

INVESTING ACTIVITIES
   Purchase of property, plant and equipment, net . . .    (2,636)     (2,651)

           Net cash used by investing activities  . . .    (2,636)     (2,651)

FINANCING ACTIVITIES
   Net proceeds from master credit facility . . . . . .     2,000       3,000
   Principal payments on long-term debt . . . . . . . .    (1,355)         -
   Payoff of acquired debt  . . . . . . . . . . . . . .        -         (710)
   Stock issued . . . . . . . . . . . . . . . . . . . .       177       1,378
   Cash dividends paid  . . . . . . . . . . . . . . . .      (419)       (388)
           Net cash provided by
             financing activities . . . . . . . . . . .       403       3,280

Effect of foreign exchange rate changes on cash . . . .       (96)         73

Increase in cash  . . . . . . . . . . . . . . . . . . .        94         714

Cash and cash equivalents at beginning of period  . . .     2,073         497

Cash and cash equivalents at end of period  . . . . . .   $ 2,167     $ 1,211


See notes to consolidated condensed financial statements

                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 1997

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

Certain amounts in the consolidated condensed financial statements for the period ended September 30, 1996 have been reclassified to conform with the presentations and classifications consistent with the unaudited consolidated condensed financial statements for the nine month period ended September 30, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("FASB 131"), which establishes standards for the reporting of finanical information from operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no impact on the financial statements. FASB 131 will become effective in 1998.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note B - Net Income per Share of Common Stock
The pro forma weighted average shares outstanding for the period ended September 30, 1996 gives effect to the issuance of 500,000 shares of the Company's common stock as the purchase price of Herrmidifier. These shares are included in the computation of pro forma weighted average shares outstanding as if they had been issued as of January 1, 1996.

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The average number of common shares outstanding for the nine month period ended September 30 was 7,012,595 in 1997 and 6,972,093 in 1996, and 7,035,912 and 6,978,519 for the three month periods ended September 30, 1997 and 1996. Outstanding stock options are not considered in computing earnings per share as the effect would not be material.

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
                                        September 30   December 31
                                        __  1997 ___       1996
 Raw materials . . . . . . . . . . . . .   $ 5,268       $ 4,939
 Work-in-process and finished goods. . .     4,473         4,390
                                           $ 9,741       $ 9,329

Cost of domestic raw materials inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                                  SEGMENT  DATA
                                   (Unaudited)
                                  (In thousands)
                                        Nine Months Ended   Three Months Ended
                                          September 30   _      September 30
                                        1997        1996      1997       1996
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . .   $32,782    $35,604    $10,810    $ 9,170
     Consumer Products . . . . . . .     9,482      6,904      2,718      2,304
   European Operations . . . . . . .     4,773      4,219      2,180      1,462
                                        47,037     46,727     15,708     12,936
Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . .     3,570      3,410      1,149         72
     Consumer Products . . . . . . .       197        100        (65)        (8)
   European Operations . . . . . . .       204         (5)       343        (31)
                                         3,971      3,505      1,427         33
General Corporate:
   Other income  . . . . . . . . . .        69         79         36         20
   Interest (U.S.) . . . . . . . . .      (738)      (628)      (263)      (218)
   Other expense . . . . . . . . . .    (1,754)    (1,842)      (561)      (755)
                                        (2,423)    (2,391)      (788)      (953)

Income (loss) before income taxes. .   $ 1,548    $ 1,114    $   639    $  (920)

Consolidated net sales for the quarter ended September 30, 1997 were $15,708,000 compared to $12,936,000 from the same period a year ago, a 21 percent increase from 1996. This increase was attributable to higher sales volumes in all of the Company's reported segments. In North America, both the engineered products and consumer products areas recorded an 18 percent increase in net sales. A large portion of the increase in the engineered products sector was attributable to the expected improvement in the performance of Envirco Corporation ("Envirco"), a Company subsidiary acquired in August 1995, whose principal customers are in the microelectronics and semiconductor manufacturing industry. The increase in consumer products is directly related to the earlier 1997 introduction of a new line of appliance products. The Company's European operation posted a 49 percent gain over the previous year due to a general improvement in order levels and third quarter customer required shipment dates for engineered products in the locations served. Normally, the third quarter in Europe is soft due to lower activity in the summer months in Europe. Management expects that the performance of all segments will continue to improve over the long-term, but does not anticipate trends at the level recorded in the third quarter.

Net sales for the nine months ended September 30, 1997 were $47,037,000 as compared to $46,727,000 for the same period the year before, an increase of 1 percent. The primary reason for this increase was the aforementioned improvement in consumer products and European operations, partially offset by lower year to date performance of Envirco, which was impacted by a decrease in capital spending by the semiconductor and microelectronics industry in the first half of 1997.

The Company's backlog of unshipped customer orders was $7,263,000 at September 30, 1997, a 5 percent increase over December 31, 1996 year-end backlog of $6,912,000, reflecting an increase in orders for the Company's specialized product line equipment. Backlog of unshipped customer orders at September 30, 1996 was $6,175,000. The 18 percent increase from prior year was primarily due to increases in backlog at Envirco and the Company's European Operations.

On a consolidated basis, the cost of products sold as a percentage of sales for the quarter and nine months ended September 30, 1997 were 66.3 percent and
67.1 percent, respectively, as compared to 68.1 percent and 67.2 percent, respectively, a year ago. These improvements were primarily due to higher sales volumes and improved absorption of fixed overheads offset by higher net sales in the Consumer Products segment which traditionally has a higher cost of products sold percentage than the Company's other segments. Additionally on a year to date basis, cost of sales was impacted by start up costs incurred as a result of the introduction of the new appliance product line and operational improvements which included manufacturing process changes and the relocation of production lines into the Company's Sanford facility. The Company has not incurred any significant price increases for raw materials as compared to those experienced a year ago. Consolidated gross profit for the third quarter ended September 30, 1997 was $5,286,000 as compared to $4,133,000 in the 1996 period, the difference being primarily attributable to the higher sales volume. Consolidated gross profit for the nine months ended September 30, 1997 was $15,492,000 as compared to $15,341,000 for the same period in 1996.

Consolidated selling, administrative and engineering expenses as a percentage of net sales decreased to 27.6 percent during the third quarter ended September 30, 1997, as compared to 33.7 percent in 1996. This decrease is primarily attributable to the higher sales volume. Consolidated selling, administrative and engineering expenses as a percentage of net sales for the current nine months period was 27.7 percent as compared to 27.8 percent a year ago.

Interest expense during the third quarter and first nine months of 1997 was $263,000 and $738,000, respectively, as compared to $218,000 and $628,000 the year before due to additional borrowings needed to fund new products and process improvements.

The Company incurred onetime charges of $414,000 in connection with the acquisition of the Herrmidifier Company, Inc. ("Herrmidifier") of Lancaster, Pennsylvania in August 1996. Herrmidifier manufactures residential, commercial and industrial humidification products.

Income taxes for the third quarter and first nine months of 1997 were $105,000 and $507,000, respectively. The 1997 and 1996 comparison of income taxes as a percentage of income before income taxes reflects the improved performance in the Company's European Operations segment whose income is offset by operating loss carryforwards.

Consolidated net income for the third quarter ended September 30, 1997 was $534,000 as compared to a loss of $600,000 reported a year ago. The difference is primarily attributable to the higher net sales, a lower rate of cost of products sold, the aforementioned onetime acquisition costs associated with Herrmidifier and the lower effective income tax rate. Consolidated net income for the nine months ended September 30, 1997 was $1,041,000 as compared to $676,000 reported a year ago. This difference is attributable to several factors: the lower sales volumes of Envirco offset by the higher consumer products net sales; the related cost of products sold impact of these sales as previously discussed; and the aforementioned onetime acquisition costs associated with Herrmidifier.

The resulting earnings per share reported for the third quarter and first nine months of 1997 were $0.08 and $0.15, respectively, as compared to a loss of $0.09 for the third quarter of 1996 and income of $0.10 for the nine months period in 1996.

Liquidity and Sources of Capital

The financial condition of the Company is strong with the current ratio at 2.0:1. Working capital decreased to $12,180,000 from the $14,182,000 at 1996 year-end. This change is primarily the result of the Company's continued investment in tooling and capital equipment necessary to bring new products to market and improve and streamline production processes. Long-term debt is 38.1 percent of equity and total shareholders' equity is $21,646,000. The Company recently amended its existing credit agreement to incorporate grid pricing for the interest rates charged on borrowings. Originally, the Company borrowed funds at the London Interbank Offering Rate ("LIBOR") of interest plus 1.3 percent. Under the revised terms the Company will borrow at LIBOR plus 1.0 percent to 1.75 percent - depending upon specified performance criteria. The rate charged during the third quarter was 1.75 percent over LIBOR, or approximately 7.5% per annum.

The Company uses numerous software applications and computer programs throughout the various functions within its organization which may require modification in order to address the upcoming millennium change in the year 2000. The Company's assessment of the year 2000 issue, the impact on operations and the estimated cost will be completed during 1998. The cost of making the necessary corrections will be expensed as incurred. Management does not expect these costs to have a material impact on the Company's ongoing results of operations.

Management believes working capital and current credit arrangements will be adequate to meet its operating and capital requirements during the foreseeable future.

The foregoing discussion contains forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Factors that may cause actual results to differ materially from these forward-looking statements are: changes in capital spending by the microelectronics and semiconductor industry; changes in the purchasing activities of major consumer products customers; and foreign currency fluctuations or economic volatility in both Europe and the Asia Pacific arenas.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

                                    PART II

Item 5. Other Information

At a meeting of the Registrant's Board of Directors held July 25, 1997, Joseph
W. Deering was appointed Chairman of the Board, to act in the capacity of lead director.

Item 6(a).  Exhibits

The following exhibits are filed herewith:

3.1    Amendment to Bylaws

3.2   Bylaws, as Amended

27	Financial Data Schedule


Item 6(b).  Report on Form 8-K

There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     TRION, INC.
                                                     (Registrant)


Date: November 13, 1997                        /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and
                                               Chief Executive Officer


Date: November 13, 1997                        /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer