Form 10-K
period 1997-12-31
TRION INC
filed 1998-03-12
CIK 99802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
[X]  Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
 Act of 1934
[No Fee Required]
For the fiscal year ended December 31, 1997
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from                      to
Commission file number 0-3108
                                   TRION, INC.
               (Exact name of Registrant as specified in its charter)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                               YES   X      NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 1998.
Common Stock, par value $.50 - $30,360,135

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 2, 1998.
7,128,797 shares of Common Stock, par value $.50

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the annual Proxy Statement dated March 13, 1998 are incorporated by reference into Part III.
<p>1
                                     PART I
Item 1. Business.

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

           Products and Markets

           The Company's industry segments are Engineered Products, Consumer Products and European Operations. See Note M to the financial statements included in Item 8 of this Annual Report on Form 10-K for financial information concerning the Company's industry segments.

           Engineered Products. The Engineered Products group designs, manufactures and sells indoor air quality and dust collection equipment. Engineered Products comprised 70%, 73% and 65% of the Company's total sales in the years 1997, 1996 and 1995, respectively.

           The Company's Sanford, North Carolina operation provides air cleaning equipment and systems primarily designed for industrial, residential, commercial and specialty uses. These products are used in a wide variety of industries including residential, metal working, pharmaceuticals, medical, commercial buildings, general manufacturing and ships and submarines.
Products range from custom-engineered systems that remove large volumes of airborne contaminants caused by industrial processes to self-contained air cleaners used to capture tobacco smoke, dust and pollen in environments such as enclosed work areas, restaurants and homes.

		Herrmidifier manufactures and sells humidification products used for residential, commercial, and industrial applications. Products range from custom-designed systems used in industrial processes and commercial installations to residential humidifiers installed with heating and air conditioning systems in homes. The residential humidifier production was relocated to the Sanford facility during the second quarter of 1997 and it is planned that the entire remaining portion of the Herrmidifier Lancaster operation will be relocated to Sanford during the second quarter of 1998.

           Through its subsidiary Envirco, the Company utilizes high efficiency particulate arrestance ("HEPA") and ultra low particulate arrestance ("ULPA") technologies in manufacturing contamination control air systems and filters for applications including cleanrooms in the semiconductor and microelectronics industries and systems to provide hospitals with clean environments for surgery rooms, cancer research, patient isolation and sterile medication preparation. The Company's products include the patented MAC-10r used in cleanroom applications and Hospi-Gardr, a portable filtration unit used in medical applications.
<p>2
            The Company also manufacturers equipment to electrostatically distribute microthin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed lines in its Sanford facility.

            Consumer Products. The Company's Consumer Products group, also located in Sanford, North Carolina, manufactures and markets appliance air cleaners, including both tabletop and free standing console units. The Company's appliance units historically have been marketed principally to retailers and others on a private label basis. In recent years, the Company has begun to market products under Trion brand names. The Company introduced a newly designed line of products in 1997. Consumer Products comprised 19%, 16% and 24% of the Company's total sales in the years 1997, 1996 and 1995, respectively.

             European Operations. European Operations consists of sales and distribution primarily in Europe of both engineered and consumer IAQ products manufactured at Trion's U.S. facilities. European Operations comprised 11% of the Company's total sales in each of the years 1997, 1996 and 1995, respectively.

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

            - In a media filtration system, air passes through media
              filters that trap airborne particles. Some of these filters, like cartridge collectors, can collect submicron particulate, such as welding smoke, as well as larger particulate. Other filters, like bag collectors, are useful for larger particulate such as that generated in machining and welding processes. In some systems, air passes through a prefilter where larger particles are collected and then pass through a second or third media filter where smaller particles are collected.
<p>3
            In its humidification products, the Company also uses multiple technologies. Humidification is accomplished by introducing moisture in the form of steam, water vapor or water droplets into the air system. The moisture raises the relative humidity of the air stream to a desired level for human comfort, protection of valuable articles and manufacturing processes.

            Raw Materials and Purchased Components

            Raw materials and components used by the Company in the manufacturing process are either readily available from a number of suppliers or are manufactured by the Company from raw materials that have such availability.

            Aluminum, steel and filter paper represent principal raw materials in the Company's products. Prices for aluminum, steel and filter paper can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. Other significant materials used by the Company include motors, blowers, injection molded plastics, media filters, packaging materials and various electrical components. In aggregate, the cost of materials in 1997 and 1996 increased slightly less than the consumer price index. The Company does not anticipate significant cost increases during 1998.

            Sales and Distribution

            Engineered Products are sold in North America by the Company's own sales force to end users, contractors and distributors as well as through manufacturers' representatives. Consumer Products are sold directly to retailers, distributors and other companies for ultimate sale to consumers through retail outlets.

            Trion sells appliance air cleaners on a recurring basis to Sears, Roebuck and Co. within Consumer Products. This customer represented approximately 8% of consolidated sales in 1997 and the loss of the account could have an adverse effect on the Company.

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

            For information regarding the Company's export sales, see Note M to the financial statements included in Item 8 of this Annual Report on Form 10-K.

            Competition

            While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive. In Engineered Products, the market is fragmented, with no company having a predominant share. In the domestic Consumer Products markets, while appliance air cleaners are sold by a large number of companies, Honeywell, Inc., Holmes Products Corporation, Rival Company / Bionaire Corporation and Trion together have the predominant share of the market. Of the four, Trion is the only
<p>4

manufacturer of electronic appliance air cleaners. Principal competitors outside the United States include Matsushita Electric Works Ltd., some of the domestic companies as well as other foreign competitors. Competition in the Company's market segment is primarily on the basis of price, product technology, product quality and customer service with a majority of the Company's business obtained through competitive bidding. Some of the Company's competitors have assets and/or sales substantially in excess of the Company.

            Patents and Trademarks

            The Company holds a number of patents that relate to the design and use of its products, some of which it considers significant to the overall conduct of the Company's business. One significant patent held by the Company will expire in December 2002, however, subsequent patented improvements and design features should minimize the impact to the Company.

            The Company owns several trademarks that it considers important in the marketing of its products and believes that its rights in these trademarks are adequately protected and of unlimited duration.

            Research and Development

            The Company's ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product efficiencies. During 1997, 1996 and 1995, the Company spent approximately $1,328,000, $1,259,000, and $977,000, respectively, on research and development activities.

            Employees

            As of December 31, 1997, the Company employed approximately 501 persons worldwide. The Company's employees are not represented by a union. The Company believes its employee relations are satisfactory.

            Backlog

            The backlog of unfilled orders at December 31, 1997 was $8,747,000 as compared to $6,912,000 at the prior year-end. Substantially all of this backlog is scheduled for shipment during 1998.

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

            Potential Fluctuations in Operating Results

            The Company can experience fluctuations in operating results, both on a quarterly and annual basis, caused by various factors, including general economic conditions and the factors discussed below under "Cyclicality".
<p>5

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

            Competition

            While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive. There can be no assurance that there will not be adverse changes in the Company's competitive environment in the future, including those resulting from consolidation in the air quality industry. Competition is primarily on the basis of price, product quality, product technology and customer service, with a majority of the Company's business obtained through competitive bidding.
See "Business - Competition" for a more detailed discussion of competition in the Company's markets.

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

            International Transactions

            The Company has sold and expects it will continue to sell products in areas outside the United States. Such transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulatons and possible social, political and economic instability. In particular, the Company has significant sales in Asia which will be adversely affected by current economic conditions in that region. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company's revenue and profitability.

            Intellectual Property

            The Company's success is dependent in part on its ability to protect proprietary technology contained in certain of its products. While Trion's critical technologies are patented, there can be no assurance that this will prove sufficient to deter misappropriation of those technologies or independent third-party development of rival technologies, which would have an adverse effect on the Company's sales. The defense and prosecution of patent
<p>6

suits are both costly and time-consuming, even if the outcome is favorable to the Company. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries.

            Acquisition Strategy

            The Company has initiated an acquisition program as part of its strategic plan. The Company's acquisition strategy entails the potential risk inherent in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies and/or product lines. There can be no assurance that suitable acquisition opportunities will be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

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

            Year 2000

            The Company's has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

             The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While
<p>7

the Company believes its planning efforts are adequate to address it Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

Item 2. Properties.

      The Company owns a 263,000 square foot modern brick facility on 27 acres in Sanford, North Carolina which houses the Company's corporate headquarters as well as manufacturing, engineering, sales and distribution operations.
This property plus equipment are pledged to secure industrial revenue bonds totaling $3,200,000 at December 31, 1997. The bonds mature on November 1, 2011. The carrying value of assets pledged to secure these bonds was approximately $4,822,000 at December 31, 1997. In addition, the Company leases a 45,000 square foot facility in Albuquerque, New Mexico which houses Envirco. The lease expires in May 1998, however, at the Company's sole option the Albuquerque facility can and will be maintained for an indefinite period of time while alternatives and options are evaluated. During May 1998, the lease for a 53,000 square foot facility located in Lancaster, Pennsylvania housing the Herrmidifier operation will expire. The Company has made plans to relocate and consolidate all Lancaster operations into its Sanford facility at this time.

      Foreign properties consist of a 53,000 square foot facility located in Andover, England owned by the Company.

      The Company's facilities in Sanford and Andover are suitable for their intended uses; however, Andover has excess capacity for current needs. The facility in Albuquerque is approaching full capacity. The facility in Andover, England remains for sale.

Item 3.   Legal Proceedings.

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, in which the amounts claimed may be substantial. However, based on facts currently available, management believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on the financial position of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

      Not applicable.

                   Executive Officers of the Registrant

                                            Positions and
   Name                       Age            Office Held

Joseph W. Deering (1)          57         Chairman of the Board

Steven L. Schneider (2)        54         President, Chief
                                          Executive Officer
Brian H. Boender (3)           48         Vice President - Sales
                                          and Marketing
<p>8

Charles A. Haynes (4)          49         Vice President - Engineering

Calvin J. Monsma (5)           46         Vice President and
                                          Chief Financial Officer
Herbert A. Rose (6)         		 43       		Vice President - Sales
                                          and Marketing
J.  Gary Waters (7)            5 2        Vice President - Finance
                                          North America Operations

On March 31, 1993 the Company and Mr. Schneider entered into an employment agreement which was subsequently amended and restated on July 28, 1995 (the "Agreement") providing for his employment as President and Chief Executive Officer for a three-year term commencing on May 24, 1993 and which, after the initial term, is automatically extended for an additional year on each anniversary date. A more complete discussion regarding the Agreement may be found under the caption "Compensation Agreements" on page 11 of the annual Proxy Statement dated March 13, 1998 and is incorporated herein by reference. All other executive officers serve at the discretion of the Board.

(1) Mr. Deering is President of PMI Food Equipment Group (a division of Premark International, Inc.) a manufacturer of commercial food service products located in Troy, Ohio.

(2) Mr. Schneider joined the Company on May 24, 1993. For a period of more than five years prior to joining the Company, Mr. Schneider served as Group President of Tomkins Industries U.S.A., a subsidiary of Tomkins PLC, a diversified manufacturing company.

(3) Prior to joining the Company on July 19, 1993, Mr. Boender was Vice President-International for White-Rodgers (Division of Emerson Electric Co.), a leading manufacturer in the HVAC industry, from May 1992 until July 1993.

(4) Prior to joining the Company on July 6, 1994, Mr. Haynes was Engineering Director of Heating Products for NORDYNE, a leading manufacturer of HVAC products for modular housing and residential applications from August 1992 until June 1994.

(5) Prior to joining the Company on July 11, 1994, Mr. Monsma was employed by Concurrent Computer Corporation, a provider of high-performance real-time computer systems, serving as Director of Finance for worldwide sales and international operations until he joined the Company.

(6) Mr. Rose joined Trion on January 15, 1996. From September 1991 to January 1996 he served in various sales and marketing responsibilities at Whirlpool Corporation, including Director of Merchandising for that company's appliance business with Sears and Director of Trade Marketing for the Whirlpool, KithchenAid and Roper brands in North America.

(7) Mr. Waters assumed responsibility for the newly created position of Vice President Finance for North America Operations on November 1, 1996. Prior to that he had served as Vice President - Operations since September 1, 1994 and Vice President and Controller from 1989 until his election as Vice President - Operations.
<p>9

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

The Company's common stock trades on The Nasdaq Stock Market under the symbol:
"TRON". There were 971 shareholders of record on January 2, 1998. High and low sales prices and dividends declared by quarter for the last two years were:

                                     1997                            1996
                1997 Market Price  Dividends   1996 Market Price   Dividends
Quarter Ended      High     Low    Declared      High      Low     Declared
March 31. . . . . $6.25    $3.88     $0.02      $6.88     $4.62     $0.02
June 30 . . . . . $5.38    $3.50     $0.02      $9.00     $5.88     $0.02
September 30. . . $5.50    $3.88     $0.02      $7.12     $5.12     $0.02
December 31 . . . $5.88    $4.13     $0.02      $5.88     $3.69     $0.02

Item 6.  Selected Financial Data.

(dollars in thousands, except per share data)
                               1997      1996      1995       1994     1993
Net Sales . . . . . . . . . . $65,150   $62,401   $49,565   $39,090   $40,209
Net Income. . . . . . . . . . $ 2,051   $ 1,112   $ 2,303   $ 1,734   $ 1,686
Return on Sales . . . . . . .    3.1%      1.8%      4.6%      4.4%      4.2%
Shareholders' Equity  . . . . $22,867   $21,042   $20,142   $18,007   $15,854
Return on Beginning
 Shareholders' Equity . . . .    9.7%      5.5%     12.8%     10.9%     11.9%
Total Assets  . . . . . . . . $42,192   $40,796   $40,464   $27,146   $25,427
Long-Term Debt  . . . . . . . $ 8,250   $ 9,908   $10,836   $ 3,525   $ 3,923
Working Capital . . . . . . . $13,646   $14,182   $16,486   $15,385   $13,547
Per Common Share:
Earnings (Basic). . . . . . . $  0.29   $  0.16   $  0.33   $  0.25   $  0.25
Earnings (Diluted). . . . . . $  0.29   $  0.16   $  0.32   $  0.24   $  0.24
Dividends Declared. . . . . . $  0.08   $  0.08   $  0.08   $  None   $  None
Book Value  . . . . . . . . . $  3.21   $  3.01   $  2.90   $  2.61   $  2.32

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). For further discussion of earnings per share and the impact of SFAS 128, see Notes to the Consolidated Financial Statements.

All amounts prior to 1996 have been restated to reflect the acquisition of the Herrmidifier Company in August 1996 which was accounted for as a pooling of interest. The restated financial and performance highlights for 1995 through 1993 above include the historical financial statements of Herrmidifier Company for the years ended December 31, 1995 and 1994 and the year ended March 31, 1994. For year ended March 31, 1994, Herrmidifier Company presented financial statements based on a fiscal year end March 31. For the three-month period ended March 31, 1994, which results have been included in both the financial and performance highlights for 1994 and 1993, Herrmidifier Company net sales were approximately $1,827,000 and net income was approximately $156,000. Past performance may not be indicative of future results.
<p>10
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Net sales for the year 1997 were $65,150,000, a 4% increase over the $62,401,000 recorded in 1996. On a year on year basis, the Company experienced improvement in sales in its domestic consumer and traditional commercial/industrial product lines with 29% and 15% increases, respectively. The increase in Consumer Products sales are directly attributable to the introduction of a new line of appliance air cleaners during the year. Increases in the traditional commercial/industrial product lines are associated with the Company's continued focus and emphasis on the Engineered Products segment.

The Company's operation in New Mexico, Envirco Corporation (Envirco), had previously experienced a downward trend in sales in the second half of 1996 which subsequently carried into the first half of 1997. Although Envirco annual sales levels for 1997 were down by 3% from 1996, this trend turned around significantly in the latter part of 1997, and especially in the fourth quarter, where a 74% increase was posted over the same quarter in the previous year. Sales by consolidated European Operations recorded increases of 1% and 26% in 1997 and 1996, respectively, primarily due to sales of products manufactured by Envirco.

Net sales in 1995 were $49,565,000. The primary reason for the significant increase in 1996, to $62,401,000, was the August 1995 acquisition of Envirco which was accounted for as a purchase. Twelve months' activity was included in 1996 as compared to only five months' activity in 1995.

Consolidated gross profit as a percentage of sales in 1997 improved slightly over 1996, coming in at 33.7% for the current year as compared to 33.5% the year before and 36.2% in 1995. Operating improvements were recorded by both recent acquisitions, Envirco and Herrmidifier, due to profit improvement programs and value analysis activities as well as the relocation of the Herrmidifier residential products manufacturing line, previously located in Lancaster, Pennsylvania, into the Sanford, North Carolina facility. These improvements were partially offset by start up production costs associated with the introduction of the new line of consumer appliance products. The decline in the consolidated gross profit as a percentage of sales for 1995 to 1996 was primarily due to the increased sales of Envirco products, which have a lower gross profit margin as well as product/customer mix and the Company's commitment to reducing inventory balances to improve asset management which caused lower levels of direct labor, reduced overhead absorption and higher comparative cost of products sold. In all years, the Company has partially offset cost increases in raw materials and manufacturing processes through profit improvement and value analysis programs. Additional savings are expected going forward as the Company has recently formalized plans to close the Lancaster facility in May of 1998 and relocate all production of the humidifier products into Sanford. Further evaluation of the Company's product lines, production methods, facilities and locations will continue.

Selling, administration and engineering expenses as a percentage of sales were 27.8% in 1997 in comparison to 28.5% and 27.9% in 1996 and 1995, respectively. Contributing to the improvement in 1997 were lower promotion expenses as a percentage of sales and the consolidation of Lancaster administrative functions into Sanford. The Company continues to increase its spending in
<p>11

research and development as a percentage of sales. The comparative increase in selling, administration and engineering expenses for 1995 to 1996 was primarily attributable to additional spending in sales and marketing efforts, especially in the Consumer Products segment, which incurred higher costs as a result of developing the new line of appliance air cleaner products.

Interest expense during 1997 was $978,000 as compared to $856,000 in 1996 and $578,000 in 1995. The increase in 1997 was due to incremental borrowings used primarily to fund capital expenditures and long-term debt repayment. In addition, the average interest rate charged on the Company's master credit facility increased to 7.2% in 1997 as compared to 6.9% a year ago. Additionally in 1996, the Company entered into an interest rate hedge agreement on $6,000,000 at an interest rate fixed at 7.5% for three years.
The increase in interest expense from 1995 to 1996 was primarily attributable to a net increase in borrowing of $6,800,000 to finance the purchase of Envirco.

Amortization expense was $344,000 for 1997 and 1996 and $143,000 for 1995 reflecting the amortization of goodwill recorded for the purchase of Envirco (effective August 1995).

Onetime acquisition expense of $414,000 in 1996 was directly related to the Herrmidifier acquisition in August 1996.

Income taxes were $662,000, $502,000 and $1,366,000, or an effective rate of 24.4%, 31.1% and 37.2% in 1997, 1996 and 1995, respectively. This reduction in the effective income tax rate is primarily attributable to the profits posted by the Company's subsidiary in the United Kingdom offset by the utilization of related tax loss carryforwards and, in 1997, research and development tax credits.

Net income for the year ended 1997 was $2,051,000 as compared to $1,112,000 in 1996 and $2,303,000 in 1995. The 84% improvement in 1997 was the result of the previously mentioned increase in sales, favorable gross profit and operating expenses as a percentage of sales, and the lower effective rate in income taxes. In addition, impacting the 1996 results as compared to the two other periods presented were the onetime acquisition expense for the Herrmidifier acquisition and the increased investment in sales and marketing programs. The resulting basic and diluted earnings per share were the same in 1997, $0.29 per share, and in 1996, $0.16 per share. Basic and diluted earnings per share in 1995 were $0.33 and $0.32 per share, respectively.

Liquidity and Sources of Capital
Cash flow provided by operating activities was sufficient to fund working capital requirements. Net capital expenditures during 1997 were $2,998,000 as compared to $3,149,000 in 1996. This level of spending is significantly above years in the past and reflects the Company's commitment towards long-term growth through investment in tooling, machinery and equipment to lower manufacturing costs and streamline production processes. The increase in the cash balance to $2,979,000 from $2,073,000 is directly related to improved accounts receivable collections and inventory control. Working capital declined by 4% to $13,646,000 in 1997 and the ratio of current assets to current liabilities is at 2.2 to 1 as compared to 2.4 to 1 a year ago. The Company will continue to take measures to improve asset and resource
<p>12

management.

Currently, the Company has an unsecured line of credit in the amount of $18,000,000 with Wachovia Bank of North Carolina, N.A. expiring in 1998 which, when combined with operating cash flows, is deemed sufficient to fund future operating requirements. It is the Company's intention to secure a replacement credit facility during the upcoming year, and it is currently conducting discussions with various financial institutions. An increase in the line of credit may result to finance activities associated with future growth opportunities, including potential acquisitions. The Company has no commitments with respect to additional acquisitions at this time.

Implications of the Year 2000 Issue
The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in early 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

The foregoing discussion contains some forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgement only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following: generally adverse economic and industry conditions, including a decline in demand for IAQ products or significant changes in preferences in or use of such products; changes in the competitive environment, including increased competition in the Company's primary markets and consolidation in the air quality industry; economic or political changes in the countries in which the Company operates or adverse trade regulations; and non-availability of resources for the Company, or its suppliers and customers, to complete their respective Year 2000 compliance effectively.
<p>13

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and the report of independent auditors are set forth below. Information required by Item 302, "Supplementary Data," is set forth in Note K of the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(in thousands, except per share amounts)
TRION, INC. AND SUBSIDIARIES
                                                 Year Ended December 31
                                               1997       1996       1995
Net Sales . . . . . . . . . . . . . . . . .  $65,150    $62,401    $49,565

Cost and expenses:
    Cost of products sold . . . . . . . . .   43,171     41,487     31,603
    Selling, administration
      and engineering expenses. . . . . . .   18,090     17,792     13,851
    Interest  . . . . . . . . . . . . . . .      978        856        578
    Amortization  . . . . . . . . . . . . .      344        344        143
    Acquisition expense . . . . . . . . . .      --         414        --
    Other expense (income), net . . . . . .     (146)      (106)      (279)
                                              62,437     60,787     45,896

Income before income taxes  . . . . . . . .    2,713      1,614      3,669

Income tax expense (benefit):
    Current . . . . . . . . . . . . . . . .      716        685      1,314
    Deferred  . . . . . . . . . . . . . . .      (54)      (183)        52
                                                 662        502      1,366

Net income for the year . . . . . . . . . .    2,051      1,112      2,303
Retained earnings at beginning of year  . .   16,193     15,620     13,831
Dividends declared: ($0.08 per share) . . .     (563)      (539)      (514)

Retained earnings at end of year  . . . . .  $17,681    $16,193    $15,620

Earnings per share of common stock -
           basic. . . . . . . . . . . . . .  $  0.29    $  0.16    $  0.33

Earnings per share of common stock -
           assuming dilution. . . . . . . .  $  0.29    $  0.16    $  0.32



See notes to consolidated financial statements

<p>14

CONSOLIDATED BALANCE SHEETS
(in thousands)
TRION, INC. AND SUBSIDIARIES
                                  ASSETS                    December 31
                                                          1997        1996
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . .       $ 2,979     $ 2,073
  Trade accounts receivable less allowance for
    doubtful accounts: ($454,000 in 1997 and
    $448,000 in 1996) . . . . . . . . . . . . . .        11,815      11,650
  Inventories . . . . . . . . . . . . . . . . . .         9,228       9,329
  Prepaid expenses and other current assets . . .           536         882
  Deferred current income taxes . . . . . . . . .           163          94
     Total current assets . . . . . . . . . . . .        24,721      24,028

PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . .            78          78
  Buildings . . . . . . . . . . . . . . . . . . .         5,428       5,467
  Equipment . . . . . . . . . . . . . . . . . . .        19,810      16,928
  Allowance for depreciation  . . . . . . . . . .       (14,861)    (13,250)
                                                         10,455       9,223
OTHER ASSETS
  Goodwill less accumulated amortization:
    ($830,000 in 1997 and $486,000 in 1996) . . .         6,049       6,393
  Deferred income taxes . . . . . . . . . . . . .           323         338
  Other non-current assets  . . . . . . . . . . .           644         814
                                                          7,016       7,545
                                                        $42,192     $40,796

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . .       $ 2,714     $ 2,900
  Revolving line of credit. . . . . . . . . . . .         2,000       1,000
  Accrued expenses:
    Compensation and fringes  . . . . . . . . . .         1,653       1,054
    Selling and promotions  . . . . . . . . . . .           685         636
    Other . . . . . . . . . . . . . . . . . . . .         1,322       1,515
  Income taxes  . . . . . . . . . . . . . . . . .           193          77
  Current portion of long-term debt . . . . . . .         2,508       2,664
    Total current liabilities . . . . . . . . . .        11,075       9,846
LONG-TERM DEBT  . . . . . . . . . . . . . . . . .         8,250       9,908
                                                         19,325      19,754
SHAREHOLDERS' EQUITY
  Common stock, par value $0.50 a share:
    Authorized 20,000,000 shares
    Issued and outstanding: (7,128,797 in 1997
      and 6,997,519 in 1996). . . . . . . . . . .         3,564       3,499
  Additional paid-in capital  . . . . . . . . . .         1,448       1,017
  Retained earnings . . . . . . . . . . . . . . .        17,681      16,193
  Foreign currency translation adjustment - unrealized      174         333
                                                         22,867      21,042
                                                       $ 42,192     $40,796

See notes to consolidated financial statements

<p>15

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
TRION, INC. AND SUBSIDIARIES
                                                      Year Ended December 31
                                                    1997      1996      1995
OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . . . . $2,051    $1,112    $2,303
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation  . . . . . . . . . . . . . . . .  1,753     1,581     1,147
     Amortization  . . . . . . . . . . . . . . . .    344       344       143
     Deferred income taxes . . . . . . . . . . . .    (54)     (183)       52
     Changes in operating assets and liabilities:.
       Accounts receivable . . . . . . . . . . . .   (165)    1,436    (2,612)
       Inventory and prepaid expenses  . . . . . .    617       934    (1,806)
       Accounts payable and accrued expenses . . .    385    (1,829)    2,151
     Foreign currency transaction loss (gain)  . .    (71)      (68)      (26)
       Net cash provided by operating activities .  4,860     3,327     1,352

INVESTING ACTIVITIES
  Purchase of Envirco Corporation  . . . . . . . .    --        --     (8,502)
  Retirement of Envirco Corporation debt . . . . .    --        --     (1,958)
  Purchases of property, plant and equipment(net). (2,998)   (3,149)   (1,540)
       Net cash used by investing activities . . . (2,998)   (3,149)  (12,000)

FINANCING ACTIVITIES
  Net proceeds from master credit facility . . . .  2,200     3,500     6,906
  Principal payments on long-term debt . . . . . . (3,014)   (1,901)      --
  Stock issued . . . . . . . . . . . . . . . . . .    496       174       234
  Cash dividends paid  . . . . . . . . . . . . . .   (563)     (528)     (386)
       Net cash provided (used) by
         financing activities  . . . . . . . . . .   (881)    1,245     6,754

Effect of foreign exchange rate changes on cash  .    (75)      153       242

Increase (decrease) in cash  . . . . . . . . . . .    906     1,576    (3,652)

Cash at beginning of year  . . . . . . . . . . . .  2,073       497     4,149

Cash at end of year  . . . . . . . . . . . . . . . $2,979    $2,073    $  497

See notes to consolidated financial statements

<p>16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

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

Interest Rate Hedge Agreement: The interest rate differential to be paid or received as a result of the interest rate hedge agreement is paid quarterly and recognized as an adjustment to interest expense. (See Note E)

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out method for domestic inventories and by the first-in, first-out method for all other inventories. Obsolete or slow moving inventory is written off or written down when it is determined that the carrying value of the particular item exceeds realizable value.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method. The range of the estimated lives used in depreciating buildings are 25 to 40 years and for equipment 4 to 10 years.

Intangible and Long-Lived Assets: The carrying value of intangible and long-lived assets are reviewed if the facts and circumstances indicate impairment of their carrying value. Any impairment in the carrying value of such intangibles is recorded when identified. Goodwill is amortized on a straight line basis over 20 years.

Pension and Savings Plans: The Company has one noncontributory defined benefit pension plan and three defined contribution profit sharing plans covering eligible employees. (See Note J)

Net Sales: The Company generally recognizes revenues on product sales when goods are shipped.
<p>17

Advertising Costs: It is the Company's policy to expense all advertising costs in the year the advertising occurs. Advertising expenses were $784,000, $764,000 and $923,000 for the years 1997, 1996 and 1995, respectively.

Research and Development Expenses: Included in selling, administration and engineering expenses is $1,328,000, $1,259,000, and $977,000 for research and development in the years 1997, 1996 and 1995, respectively. It is a policy of the Company to expense research and development costs in the year incurred.

Warranty Expenses: The Company has a warranty reserve which has been established at a percentage of cost of sales. This percentage, which is subject to regular review, is based on the history of warranty expenses incurred.

Earnings Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. (See Note B)

Statement of Cash Flows: For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassification: Certain amounts in 1996 and 1995 have been reclassified to conform to present classifications. These reclassifications have no effect on previously reported shareholders' equity or financial results.

NOTE B - EARNINGS PER SHARE

The following table set forth the computation of basic and diluted earnings per share:
                                           1997         1996         1995
Numerator for basic and
diluted earnings per share:
    Net income . . . . . . . . . . . . $ 2,051,000  $ 1,112,000  $ 2,303,000

Denominator:
    Denominator for basic
    earnings per share - weighted
    average shares:. . . . . . . . . .   7,031,432    6,976,252    6,929,396
    Effect of dilutive securities:
        Employee stock options . . . .     147,539      172,256      240,654
    Denominator for diluted
    earnings per share - adjusted
    weighted average shares and
    assumed conversions. . . . . . . .   7,178,971    7,148,508    7,170,050

Basic earnings per share . . . . . . . $      0.29  $      0.16  $      0.33

Diluted earnings per share . . . . . . $      0.29  $      0.16  $      0.32

<p>18

NOTE C - ACQUISITIONS

On August 30, 1996, the Company acquired 100% of the outstanding stock of Herrmidifier Company, Inc. (Herrmidifier) located in Lancaster, Pennsylvania for 500,000 shares of the Company's Common Stock. Related to this transaction, the Company recognized approximately $414,000 in non-recurring transaction costs. The transaction was accounted for by the pooling of interest method, and accordingly, the 1996 and 1995 consolidated financial statements for the periods presented were restated to include Herrmidifier.

On August 1, 1995 the Company acquired all of the outstanding common stock of Envirco Corporation (Envirco), a manufacturer and distributor of ultra-clean air systems and components located in Albuquerque, New Mexico for cash consideration of approximately $7,986,000. The Company incurred costs of approximately $516,000; consisting principally of a finders fee, accounting and legal expenses. The acquisition was financed through a combination of cash on hand and borrowings of $6,800,000. The details of the credit facility are discussed in Note E.

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

If Envirco had been acquired at the beginning of 1995, the unaudited pro forma summary of consolidated results of operations would have been reported as: net sales of $57,308,000; net income of $2,400,000; and basic earnings per share of $0.35. These pro forma results do not purport to be indicative of the results that would have actually been attained, or that will be attained in the future.

NOTE D - INVENTORIES
(in thousands)
                                                  1997        1996

Raw materials . . . . . . . . . . . . . . . .   $ 5,169     $ 4,939
Work in process and finished products . . . .     4,059       4,390
                                                $ 9,228     $ 9,329

If the first-in, first-out method of accounting for cost had been used for domestic inventories, inventories would have been approximately $364,000 and $371,000 more at December 31, 1997 and 1996, respectively.
<p>19

NOTE E - LINE OF CREDIT/LONG-TERM DEBT

In September 1995, the Company obtained a master credit facility in the United States which allows the Company to borrow up to $18,000,000 at the London Interbank Offering Rate of interest plus 1.00% to 1.75%. The master credit facility expires in September 1998. The Company is currently conducting discussions with its lenders to replace the master credit facility and ensure sufficient capital is available going forward, the result of which will be finalized prior to September 1998. The structure of the master credit facility includes an $8,000,000 thirty six (36) month revolving line of credit and a $10,000,000 sixty (60) month declining balance term loan with 12.5% of the balance as of March 1997 payable every six months beginning March 1997. As of December 31, 1997 and 1996, the amount outstanding on the revolving line of credit was $2,000,000 and $1,000,000, respectively.

Long-term debt for the periods is comprised of the following:
(in thousands)
                                                          1997        1996

Term Loan . . . . . . . . . . . . . . . . . . . . . . . $ 7,500     $ 8,800
Notes, Envirco Acquisition  . . . . . . . . . . . . . .     --          458
Industrial Development Revenue Refunding Bonds, 1995. .   3,200       3,200
Other . . . . . . . . . . . . . . . . . . . . . . . . .      58         114
                                                         10,758      12,572
Less: Current portion of long-term debt . . . . . . . .   2,508       2,664
Total long-term debt  . . . . . . . . . . . . . . . . . $ 8,250     $ 9,908

The weighted average interest rate paid on the master credit facility was 7.2% and 6.9% in 1997 and 1996, respectively. As part of the purchase and sale agreement associated with the acquisition of Envirco Corporation, the Company issued a note for $458,000; due and paid in October of 1997, bearing interest at the fixed rate of 6%.

The industrial development revenue refunding bonds, due in November of 2011, bear interest, inclusive of fees for the letter of credit, remarketing, and other financing charges, of approximately 5.5% and require no principal payments until maturity. The bonds are secured by the Sanford facility, including real property and equipment.

Maturities on long-term debt over the next five years are as follows: 1998 - $2,508,000; 1999 - $2,550,000; 2000 - $2,500,000; 2001 - $0; and 2002 - $0.

In order to reduce the impact of fluctuations in interest rates on its floating rate debt the Company entered into an interest rate hedge agreement. On December 31, 1997, the Company had one interest rate hedge agreement outstanding. It effectively fixes the rate of interest on $6,000,000 of debt at a rate of 7.5% and expires in 1999.

NOTE F - LEASES

The Company leases manufacturing facilities in Albuquerque, New Mexico and Lancaster, Pennsylvania. Both leases expire in 1998. At the Company's sole option, the Albuquerque facility will be maintained for an indefinite period of time while alternative arrangements continue to be evaluated. Effective May 1998, the Company will consolidate all remaining Lancaster operations into the Sanford, North Carolina facility. In addition, the Company leases a small
<p>20

amount of other equipment. Total lease payments were $548,000 in 1997, $546,000 in 1996 and $302,000 in 1995. Future minimum lease payments in effect at December 31, 1997 are as follows:

    1998                   $ 191,000
    1999                      30,000
    2000 and thereafter            0
Total                      $ 221,000

NOTE G - INCOME TAXES

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

Income before income taxes consisted of the following:
(in thousands)
                        1997               1996               1995
Domestic . . . . .    $ 2,127            $   841            $ 3,575
Foreign  . . . . .        586                773                 94
                      $ 2,713            $ 1,614            $ 3,669

Federal, foreign and state income tax expenses (benefit) consisted of the following:
(in thousands)
                      1997                  1996                  1995      _
                Current  Deferred     Current   Deferred    Current  Deferred

Federal ....    $   559  $     18     $   592   $    (48)   $ 1,181  $     42
Foreign.....         (2)      (70)          2       (131)        20        --
State ......        159        (2)         91         (4)       113        10
                $   716  $    (54)    $   685   $   (183)   $ 1,314  $     52


Income tax payments were $565,000 in 1997, $772,000 in 1996, and $1,016,000 in
1995.
                                                     1997         1996
(in thousands)
Deferred tax liabilities:
Tax over book depreciation and amortization . . .  $   571      $   506
Prepaid pension expenses  . . . . . . . . . . . .       74          131
Total liabilities . . . . . . . . . . . . . . . .      645          637

Deferred tax assets:
Foreign operating loss carryforward   . . . . . .      671          876
Product warranty reserve  . . . . . . . . . . . .      172          156
Inventory reserve (including UCR) . . . . . . . .      277          241
Allowances for doubtful accounts  . . . . . . . .      134          126
Other reserves  . . . . . . . . . . . . . . . . .      347          415
Total assets  . . . . . . . . . . . . . . . . . .    1,601        1,814
Valuation allowance . . . . . . . . . . . . . . .     (470)        (745)
Net deferred tax assets . . . . . . . . . . . . .    1,131        1,069
Net asset . . . . . . . . . . . . . . . . . . . .  $   486      $   432
<p>21

At December 31, 1997, the Company had operating loss carryforwards of $1,799,000 in England that are available indefinitely to offset future taxable income of that subsidiary. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforward. The change in the valuation allowance relates mainly to the utilization of this carryforward.

A reconciliation of income tax expense (benefit) to the statutory rate follows:
(in thousands)
                                                1997        1996       1995
Statutory rate  . . . . . . . . . . . . . .   $   923     $   549    $ 1,247
Tax difference of foreign subsidiaries
  primarily related to effect of tax
  benefits on operating losses  . . . . . .      (201)       (261)        31
Non-deductible acquisition expenses . . . .       --          141        --
Other . . . . . . . . . . . . . . . . . . .       (60)         73         88
Total income tax expense  . . . . . . . . .   $   662     $   502    $ 1,366

NOTE H - STOCK OPTIONS

At December 31, 1997, the Company had two incentive stock option plans in effect - the "1985 Plan" and the "1995 Plan." Under terms of both plans options to purchase shares of common stock have been granted to officers and other key executives at prices not less than the fair market value of the stock on the date of grant. Options may be granted for a term of up to ten years at the discretion of the Board of Directors. At December 31, 1997, there were no shares available for future grants under the 1985 Plan and 198,062 shares available under the 1995 Plan.

A summary of transactions relating to options during 1997 and 1996 follows:

                                           Shares    Price Range      Value
Balance December 31, 1995 . . . . . . . . 208,858   $2.50 - $5.63  $  899,473
Granted . . . . . . . . . . . . . . . . .  46,483   $4.88 - $6.13     278,458
Exercised . . . . . . . . . . . . . . . . (41,596)  $2.50 - $5.63    (143,228)
Expired . . . . . . . . . . . . . . . . .  (8,000)      $3.88         (31,000)
Balance December 31, 1996 . . . . . . . . 205,745   $2.88 - $6.13  $1,003,703
Granted . . . . . . . . . . . . . . . . .  42,530   $5.00 - $5.25     222,658
Exercised . . . . . . . . . . . . . . . . (67,000)  $2.88 - $3.75    (242,500)
Cancelled . . . . . . . . . . . . . . . .  (8,866)  $4.81 - $6.13     (48,814)
Balance December 31, 1997 . . . . . . . . 172,409   $4.81 - $6.13  $  935,047

Exercisable at December 31, 1996  . . . . 116,819   $2.88 - $5.63  $  521,954

Exercisable at December 31, 1997  . . . .  91,242   $4.50 - $6.13  $  491,558

As of December 31, 1997, the weighted average exercise price for all outstanding options above is $5.42 and the weighted average remaining contractual life is 2.5 years. All incentive stock options were granted for a period of five years and one-third of the shares may be exercised in each year following the date of grant. In addition, during 1993, non-qualified stock options were granted for 100,000 shares at $2.50 per share, 75,000 shares at $3.00 per share and 70,000 at $3.13 per share. The market value on the date of
<p>22

grant of 175,000 shares was $3.75 and the market value on the date of grant of 70,000 shares was $4.38. The options for 175,000 shares were granted for a period of five years. Vesting of 100,000 of these shares is 25% per year commencing in May 1993, and 75,000 of these shares vest at 33 1/3% per year commencing May 1994. In 1995 and 1997, 43,300 and 56,700, respectively, of the $2.50 per share options were exercised. The options for 70,000 shares are for a period of ten years and were vested immediately. In 1996, non-qualified stock options were granted for 8,000 shares at $6.00 per share and 20,000 shares at $6.00 per share. 4,000 of these shares were cancelled in 1997. The per share market value on the date of grant of the remaining 4,000 shares was $5.50 and the 20,000 shares was $6.13. The excess of market prices over grant prices at the date of grant are charged to expense over the respective vesting periods.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31,1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1995, 1996 and 1997: risk free interest rate of 6.25%; a weighted average dividend yield of 1.46%; a volatility factor of .418; and an expected life of five years. The effects of applying SFAS 123 for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding awards.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(in thousands, except per share amounts)
                                           1997      1996      1995
Pro forma net income                     $  1,994  $ 1,030   $ 2,282

Pro forma earnings per share - basic     $   0.28  $  0.15   $  0.33
Pro forma earnings per share - diluted   $   0.28  $  0.14   $  0.32
<p>23

The weighted average per share fair values of options granted in the year ended December 31, 1997, 1996 and 1995 were $2.10, $2.47 and $1.93, respectively.

NOTE I - STOCK TRANSACTIONS
                                            Common Stock         Additional
                                         Shares       Amount   Paid-In Capital

Balance December 31, 1995 . . . . . . . 6,951,483   $3,475,741   $  868,955
Board of Directors retainer fee . . . .     4,440        2,220       25,530
Exercise of stock options . . . . . . .    41,596       20,798      122,430
Balance December 31, 1996 . . . . . . . 6,997,519    3,498,759    1,016,915
Board of Directors retainer fee . . . .     7,578        3,789       32,207
Exercise of stock options . . . . . . .   123,700       61,850      398,474
Balance December 31, 1997 . . . . . . . 7,128,797   $3,564,398   $1,447,596

NOTE J - PENSION AND SAVINGS PLANS

The Company maintains a noncontributory defined benefit retirement plan for substantially all Sanford employees. Benefits are based on earnings and years of service. The Company's funding policy is to contribute annually the amount required by the Employee Retirement Income Security Act. Assets of the Plan are managed by a trustee and invested in marketable securities, bonds and money market instruments. Based on actuarial studies as of January 1 of each year, the contribution required was $0 for 1997 and 1996 and $191,000 for 1995.

On October 24, 1997, the Board of Directors approved a plan to freeze the Plan effective December 31, 1997 and terminate the Plan, upon approval from the Internal Revenue Service, no later than December 31, 1998. Upon termination, all participants will become fully vested and will have the option to receive a lump sum payment, an annuity or rollover of their accumulated benefit balance. Currently, the Plan is overfunded and it is the intention of the Company to distribute all excess assets to Plan participants, therefore no material effect on the financial statements is expected to result from the termination of the Plan.

The following table sets forth the plan status at December 31:
(in thousands)

                                                   1997      1996      1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
   vested benefits of $4,931,000 in 1997,
   $5,239,000 in 1996 and $5,054,000 in 1995 . . $(4,931)  $(5,524)  $(5,091)
Projected benefit obligation for
  service rendered to date . . . . . . . . . . . $(4,931)  $(5,524)  $(5,091)
Plan assets at fair market value . . . . . . . .   5,463     6,405     6,263
Plan assets in excess of projected
  benefit obligation . . . . . . . . . . . . . .     532       881     1,172
Unrecognized prior service cost  . . . . . . . .     --        (19)      (21)
Unrecognized net (gain) loss . . . . . . . . . .    (381)     (425)     (765)
Unrecognized net asset . . . . . . . . . . . . .    (174)     (198)     (223)

    Net pension asset (liability). . . . . . . . $   (23)  $   239   $   163
<p>24
Net pension cost included the following components:
                                                   1997      1996      1995
Service cost - benefits earned during
  the period . . . . . . . . . . . . . . . . . . $   342   $   175   $   304
Interest cost on projected benefit obligation. .     380       349       343
Actual return on plan assets . . . . . . . . . .    (334)     (373)   (1,016)
Net amortization and deferral of unrecognized
  net gain (loss)  . . . . . . . . . . . . . . .     (45)       (9)      585
Amortization of unrecognized net asset . . . . .     (24)      (25)      (25)
Amortization of prior service costs  . . . . . .      (2)       (2)       (2)
    Net periodic pension cost. . . . . . . . . . $   317   $   115   $   189

A weighted average discount rate of 7.0% in 1997, 1996 and in 1995 and a rate of increase in future compensation levels of 0.0% in 1997, 5.5% in 1996 and 1995, were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets was 6.0% for 1997 and 1996 and 8.0% for 1995.

The Company also maintains defined contribution profit sharing plans as described in Section 401(k) of the Internal Revenue Code of 1986. Participants may elect to defer from 1% to 18% of their total cash compensation. The maximum deferral allowed for income tax purposes was $9,500 in 1997 and 1996 and $9,240 in 1995. There are also other limitations placed upon highly compensated employees, as defined in the plans.

The Company may make discretionary matching contributions to these plans. During 1997, 1996 and 1995, the Company contributed $173,000, $131,000 and $96,000, respectively, representing 25% to 50% of the employee's deferral up to a maximum of 1.25% to 2.00% of total cash compensation.

Amounts deferred, including Company matching contributions, are invested by a trustee in a variety of investment options as directed by the participant.

NOTE K - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly financial data for the years ended December 31, 1997 and
1996 are set forth below:
(in thousands, except per share data)
                                                         Earnings   Earnings
                                                          (Loss)     (Loss)
                                 Cost of     Net Income  Per Share  Per Share
Quarter Ended      Net Sales   Products Sold   (Loss)     -Basic     -Diluted
1997:
  March 31 . . . .  $13,572      $ 9,175      $     6     $  0.00    $  0.00
  June 30  . . . .   17,757       11,948          501        0.07       0.07
  September 30 . .   15,708       10,422          534        0.08       0.08
  December 31  . .   18,113       11,626        1,010        0.14       0.14
    Year 1997  . .  $65,150      $43,171      $ 2,051     $  0.29    $  0.29
1996:
  March 31 . . . .  $16,869      $11,408      $   574     $  0.08    $  0.08
  June 30  . . . .   16,922       11,175          702        0.10       0.10
  September 30 . .   12,936        8,803         (600)      (0.09)     (0.09)
  December 31  . .   15,674       10,101          436        0.07       0.07
    Year 1996  . .  $62,401      $41,487      $ 1,112     $  0.16    $  0.16

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128.
<p>25

NOTE L - FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company maintains cash with various financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1997, the Company's receivable from one customer was $1,318,000. The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

NOTE M - INDUSTRY SEGMENT INFORMATION

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

European Operations consists only of Trion Limited which functions in Europe as a sales and distribution operation. U.S. manufacturing operations provide products for resale.

Net sales by segment include only sales to unaffiliated customers as reported in the Company's consolidated income statement. Segment income from operations is net sales less cost of products sold and certain operating expenses. In computing income from operations, other income, general corporate expenses, domestic interest expense and taxes on income have been excluded.

The Company's Sanford manufacturing facility serves all segments; therefore, specific identification of its property, plant and equipment and inventory is not practicable. These assets and related depreciation were allocated to segments based on estimates. General corporate assets were principally cash, office equipment and engineering equipment.

Net sales of the Company in 1997 include approximately $1,237,000 of direct and indirect sales to the United States Government ($1,033,000 in 1996 and $1,466,000 in 1995). These sales are included in the Engineered Products group. Sales to a significant customer in the Consumer Products group were $5,343,000 in 1997; $3,553,000 in 1996; and $6,288,000 in 1995.

Export sales from the United States to unaffiliated customers were as follows:
(in thousands)                        1997        1996         1995
Pacific Rim  . . . . . . . . . .    $ 7,499     $ 7,419      $ 3,947
Europe . . . . . . . . . . . . .      1,022         709          452
Other  . . . . . . . . . . . . .      1,090       1,760        1,114
                                    $ 9,611     $ 9,888      $ 5,513
<p>26

In June 1997, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.
It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

Additional information on industry segments is set forth below:
(in thousands)
                                        1997        1996        1995
Net sales to unaffiliated customers:
  North American Operations:
    Engineered Products . . . . . . . $45,742     $45,598     $32,168
    Consumer Products . . . . . . . .  12,479       9,949      11,939
  European Operations . . . . . . . .   6,929       6,854       5,458
       Total  . . . . . . . . . . . . $65,150     $62,401     $49,565

Income (loss) from operations:
  North American Operations:
    Engineered Products . . . . . . . $ 5,627     $ 4,341     $ 4,617
    Consumer Products . . . . . . . .     235          54       1,463
  European Operations . . . . . . . .     265         458         (59)
       Total  . . . . . . . . . . . .   6,127       4,853       6,021

  General Corporate:
    Other income  . . . . . . . . . .     146         106         113
    Interest  . . . . . . . . . . . .    (978)       (856)       (578)
    Other expenses  . . . . . . . . .  (2,582)     (2,489)     (1,887)
       Total  . . . . . . . . . . . .  (3,414)     (3,239)     (2,352)
Income (loss) before income taxes . . $ 2,713     $ 1,614     $ 3,669

Identifiable assets:
  North American Operations:
    Engineered Products . . . . . . . $25,109     $25,694     $22,297
    Consumer Products . . . . . . . .   6,850       4,910       9,015
  European Operations . . . . . . . .   6,299       7,620       5,918
  General Corporate . . . . . . . . .   3,934       2,572       3,234
       Total  . . . . . . . . . . . . $42,192     $40,796     $40,464

Depreciation and amortization:
  North American Operations:
    Engineered Products . . . . . . . $ 1,366     $ 1,229     $   666
    Consumer Products . . . . . . . .     368         213         273
  European Operations . . . . . . . .     250         245         227
  General Corporate . . . . . . . . .     113         238         124
         Total  . . . . . . . . . . . $ 2,097     $ 1,925     $ 1,290

<p>27

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Trion, Inc.
Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of Trion, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of Herrmidifier Company, Inc., which was combined with the Company in 1996 in a transaction accounted for as a pooling of interest. Total revenues of Herrmidifier Company, Inc. constituted 12% of consolidated revenues for 1995. Those statements were audited by other auditors whose report has been provided to us, and our opinion, insofar as it relates to amounts included for Herrmidifier Company, Inc. is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trion, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                            /s/ Ernst & Young LLP

Raleigh, North Carolina
January 30, 1998
<p>28

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.
          Not applicable.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The sections titled "Election of Directors", "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the annual Proxy Statement dated March 13, 1998 are incorporated herein by reference.

See Part I of this report for the required information on executive officers.

Item 11.  Executive Compensation.

The sections titled "Executive Compensation" (excluding the information under the subheading "Compensation Committee Report on Executive Compensation"), "Service Agreement" and the last paragraph in "Election of Directors" (which contains information concerning Directors' compensation) of the annual Proxy Statement dated March 13, 1998 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The section titled "Security Ownership" and the table included within section "Election of Directors" (which contains information concerning Directors' ownership) of the annual Proxy Statement dated March 13, 1998 are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The section titled "Service Agreement" of the annual Proxy Statement dated March 13, 1998 is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 14. (a) (1) and (2)- The following consolidated financial statements of Trion, Inc. and subsidiaries, included in the annual report of the Company to its shareholders for the year ended December 31, 1997 are included in Item 8 beginning on page 13 hereof:

Consolidated Balance Sheets -- December 31, 1997 and 1996.

Consolidated Statements of Income and Retained Earnings -- years ended December 31, 1997, 1996 and 1995.

Consolidated Statements of Cash Flows -- years ended December 31, 1997, 1996 and 1995.

Notes to Consolidated Financial Statements -- December 31, 1997.

Report of Independent Auditors, Ernst & Young LLP -- January 30, 1998.

Independent Accountants' Report, Kuntz Lesher Siegrist & Martini LLP - October 2, 1996 is incorporated herein by reference to Exhibit 99.1 of this Form 10-K.
<p>29

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

Item 14. (c) - The Exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. See Index to Exhibits beginning on page 33 hereof.

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

                                       TRION, INC.

                                        By: /s/ Steven L. Schneider    3/12/98
                                            Steven L. Schneider,        Date
                                            President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven L. Schneider       3/12/98      /s/ James E. Heins        3/12/98
Steven L. Schneider,           Date        James E. Heins,            Date
President, Chief Executive                 Director
Officer and Director
(Principal Executive Officer)

/s/ Calvin J. Monsma          3/12/98      /s/ F. Trent Hill         3/12/98
Calvin J. Monsma,              Date        F. Trent Hill,             Date
Vice President and                         Director
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Hugh E. Carr              3/12/98      /s/ Grant R. Meyers       3/12/98
Hugh E. Carr,                  Date        Grant R. Meyers,           Date
Director                                   Director

/s/ Joseph W. Deering         3/12/98      /s/ Samuel J. Wornom III  3/12/98
Joseph W. Deering,             Date        Samuel J. Wornom III,       Date
Director                                   Director

/s/ Seddon Goode, Jr.         3/12/98
Seddon Goode, Jr.,             Date
Director
<p>31

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   TRION, INC. AND SUBSIDIARIES
           Col. A                 Col. B      Col. C      Col. D      Col. E      Col. F
                                                   ADDITIONS
                                Balance at  Charged to  Charged to               Balance at
                                Beginning    Costs and     Other                   end of
                                of Period    Expenses    Accts. -   Deductions     Period
                                                         Describe    Describe
Year ended December 31, 1997:
 Deducted from asset accounts:
  Allowance for doubtful                                                    (1)
     accounts                  $  448,000  $  545,000  $      -     $   539,000  $  454,000

  Valuation allowance for                                                   (2)
     deferred tax asset           745,000        -            -         275,000     470,000
                               ----------  ----------  -----------  -----------  ----------
                               $1,193,000  $  545,000  $      -     $   814,000  $  924,000
                               ==========  ==========  ===========  ===========  ==========
Year ended December 31, 1996:
 Deducted from asset accounts:
  Allowance for doubtful                                                    (1)
     accounts                  $  346,000  $  302,000  $      -     $   200,000  $  448,000

  Valuation allowance for                                                   (2)
     deferred tax asset         1,141,000        -            -         396,000     745,000
                               ----------  ----------  -----------  -----------  ----------
                               $1,487,000  $  302,000  $      -     $   596,000  $1,193,000
                               ==========  ==========  ===========  ===========  ==========
Year ended December 31, 1995:
 Deducted from asset accounts:
  Allowance for doubtful                                      (3)           (1)
     accounts                  $  186,000  $  148,000  $  119,000   $   107,000  $  346,000

  Valuation allowance for                                     (4)
     deferred tax asset         1,125,000        -         16,000          -      1,141,000
                               ----------  ----------  -----------  -----------  ----------
                               $1,311,000  $  148,000  $  135,000   $   107,000  $1,487,000
                               ==========  ==========  ===========  ===========  ==========

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Utilization of net operating loss carryforwards and valuation adjustment.
(3)  Balance of Envirco Corporation as of August 1, 1995 acquisition.
(4)  Book provision to tax return adjustment

<p>32

                               INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated herein by reference:

Exhibit
Number                       Description of Exhibits
 3.1 Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to Form 10-K for the year ended December 31, 1985, file number 0-3108). (*)

 3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1997, file number 0-3108). (*)

 4.1 $18,000,000 Credit Agreement dated September 8, 1995 (incorporated herein by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*)

 4.2 Amendment to $18,000,000 Credit Agreement dated September 8, 1995 (incorporated herein by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 1997, file number 0-3108). (*)

10.1      1998 Management Incentive Plan as adopted in December 1997. (**)

10.2 1985 Trion, Inc. Incentive Stock Option Plan as adopted and approved by shareholders on April 16, 1985 (incorporated herein by reference to Exhibit A to Proxy Statement dated April 16, 1985, file number 0-3108). (*) (**)

10.3 Form of option for the 1985 Trion, Inc. Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.4 Trion Savings Plus Plan, effective January 1, 1987 as approved in November 1986 (incorporated herein by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.5 Loan Agreement dated August 1, 1984 between The Lee County Industrial Facilities and Pollution Control Financing Authority and Trion, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.6 Note dated September 11, 1984 from Trion, Inc. to The Lee County Industrial Facilities and Pollution Control Financing Authority (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)

10.7 Guaranty and Purchase Agreement dated as of August 1, 1984 from Trion, Inc. to Wachovia Bank and Trust Company, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)
<p>33

                             INDEX TO EXHIBITS
                                (continued)

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