Form 10-Q
period 1998-03-31
TRION INC
filed 1998-05-14
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998.

7,148,331 shares of Common Stock, par value $.50






-1-
<p>

                                   Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                       Three Months
                                       Ended March 31
                                      1998        1997
Net sales . . . . . . . . . . . . . $ 15,981    $ 13,572

Cost and expenses:
   Cost of products sold  . . . . .   10,733       9,175
   Selling, administration
     and engineering expenses . . .    4,583       4,110
   Interest . . . . . . . . . . . .      219         224
   Amortization . . . . . . . . . .       86          86
   Other expense (income), net. . .      (57)        (33)
                                      15,564      13,562

Income before income taxes  . . . .      417          10
Income tax expense  . . . . . . . .      146           4

Net income for the period . . . . .  $   271     $     6



Earnings per share of common
    stock - basic . . . . . . . . .  $  0.04     $  0.00

Earnings per share of common
    stock - assuming dilution . . .  $  0.04     $  0.00



Cash dividends declared
    per common share. . . . . . . .  $  0.02     $  0.02





See notes to consolidated condensed financial statements






                                     -2-
<p>

                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                     March 31    December 31
                                                    _  1998* _    _  1997
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . .     $   920     $ 2,979
   Trade accounts receivable, less allowance
     for doubtful accounts (1998 - $295,000 and
     1997 - $454,000) . . . . . . . . . . . . . .      10,550      11,815
   Inventories  . . . . . . . . . . . . . . . . .       9,491       9,228
   Prepaid expenses and other current assets  . .         476         536
   Deferred current income taxes  . . . . . . . .         161         163
      Total current assets  . . . . . . . . . . .      21,598      24,721

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,415       5,428
   Equipment. . . . . . . . . . . . . . . . . . .      20,297      19,810
   Allowance for depreciation . . . . . . . . . .     (15,321)    (14,861)
                                                       10,469      10,455
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($917,000 in 1998 and $831,000 in 1997) . .       5,963       6,049
   Deferred income taxes  . . . . . . . . . . . .         330         323
   Other non-current assets . . . . . . . . . . .         676         644
                                                        6,969       7,016
                                                      $39,036     $42,192


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 6,520     $ 8,567
   Current portion of long-term debt  . . . . . .       2,500       2,508
      Total current liabilities . . . . . . . . .       9,020      11,075

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       7,000       8,250
                                                       16,020      19,325

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1998 - 7,128,797 and
        1997 - 7,128,797  . . . . . . . . . . . .       3,564       3,564
   Additional paid-in capital . . . . . . . . . .       1,448       1,448
   Retained earnings  . . . . . . . . . . . . . .      17,809      17,681
   Accumulated other comprehensive income . . . .         195         174
                                                       23,016      22,867
                                                      $39,036     $42,192

See notes to consolidated condensed financial statements

* Unaudited

                                     -3-
<p>

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                             Three Months
                                                            Ended March 31
                                                            1998       1997

OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .   $   271     $     6
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . .       473         420
        Amortization  . . . . . . . . . . . . . . . . .        86          86
        Deferred income taxes . . . . . . . . . . . . .        (5)         -
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .     1,265       1,246
           Inventory and other. . . . . . . . . . . . .      (235)     (1,055)
           Accounts payable and accrued expenses  . . .    (1,047)        395
        Foreign currency transaction loss (gain). . . .        (6)         30
           Net cash provided by
             operating activities . . . . . . . . . . .       802       1,128

INVESTING ACTIVITIES
   Purchase of property, plant and equipment, net . . .      (487)     (1,233)

           Net cash used by investing activities  . . .      (487)     (1,233)

FINANCING ACTIVITIES
   Net proceeds from (payments on)
         master credit facility . . . . . . . . . . . .    (1,000)      1,200
   Principal payments on long-term debt . . . . . . . .    (1,250)     (1,250)
   Cash dividends paid. . . . . . . . . . . . . . . . .      (143)       (140)
   Other. . . . . . . . . . . . . . . . . . . . . . . .        (8)         -
           Net cash provided (used) by
             financing activities . . . . . . . . . . .    (2,401)       (190)

Effect of foreign exchange rate changes on cash . . . .        27         279

Increase (decrease) in cash . . . . . . . . . . . . . .    (2,059)        (16)

Cash and cash equivalents at beginning of period  . . .     2,979       2,073

Cash and cash equivalents at end of period  . . . . . .   $   920     $ 2,057




See notes to consolidated condensed financial statements

                                        -4-
<p>

                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   March 31, 1998

Note A - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note B - Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share:
                                            March 31
                                       1998          1997
Numerator for basic and
diluted earnings per share:
     Net income . . . . . . . . . . $  271,000    $    6,000

Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares:  . . . . . . .  7,128,797     6,997,519
     Effect of dilutive securities:
         Employee stock options . .     62,189       110,399
     Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversions  . . . . .  7,190,986     7,107,918

Basic earnings per share  . . . . .  $    0.04     $    0.00

Diluted earnings per share. . . . .  $    0.04     $    0.00

Note C - Inventories

The Registrant does not maintain an integrated dollar perpetual inventory system. During the interim periods, inventories are charged with actual costs incurred and relieved at products standard costs. Such standards are updated at least annually. Based upon the components of inventory at the preceding physical inventory date and charges to and relief of inventories during the interim period, the components of inventory are estimated as follows (in thousands):


                                      -5-
<p>
                                          March 31     December 31
                                        __  1998 ___       1997
 Raw materials . . . . . . . . . . . . .   $ 5,316       $ 5,169
 Work-in-process and finished goods. . .     4,175         4,059
                                           $ 9,491       $ 9,228

Cost of domestic inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Note D - Segment Information

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is not required to be applied to interim periods in the initial year of adoption and therefore the Company will make the new disclosure requirements in its 1998 annual report. The adoption of SFAS 131 did not affect results of operations or financial position and will not have a significant effect on the Company's reported segment disclosures in its 1998 annual report.

Supplemental information regarding the segments historically reported by the Company are included in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note E - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Total comprehensive income (loss) amounted to $292,000 and ($137,000) during the first quarter of 1998 and 1997, respectively. The differences between reported net income and these amounts was due to foreign currency translation adjustments.


                                      -6-
<p>

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

                            SEGMENT  DATA
                             (Unaudited)
                            (In thousands)
                                       Three Months Ended
                                            March 31     _
                                        1998        1997
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . .   $11,420    $10,324
     Consumer Products . . . . . . .     3,111      2,029
   European Operations . . . . . . .     1,450      1,219
                                        15,981     13,572
Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . .     1,144        879
     Consumer Products . . . . . . .       117         -
   European Operations . . . . . . .       (63)      (148)
                                         1,198        731
General Corporate:
   Other income  . . . . . . . . . .        57         33
   Interest (U.S.) . . . . . . . . .      (219)      (224)
   Other expense . . . . . . . . . .      (619)      (530)
                                          (781)      (721)

Income before income taxes . . . . .   $   417    $    10

Consolidated net sales for the quarter ended March 31, 1998 were $15,981,000 compared to $13,572,000 from the same period a year ago, an 18 percent increase from 1997. This increase was attributable to higher sales volumes in all of the Company's reported segments. In North America, both the engineered products and consumer products areas recorded increases over the previous year. A large portion of the increase in the engineered products sector was attributable to increased shipments of the Company's residential products although all major product lines recorded some improvement. The Company's Envirco subsidiary also recorded a slight increase in sales during the first quarter of 1998 as compared to the first quarter in 1997 despite the market pressures caused by the Asian economic conditions. The increase in the consumer products segment is directly related to increases in shipments of the new line of appliance products, introduced early in 1997 with corresponding shipments not occurring until after the first quarter. The Company's European operation posted a 19 percent gain over the previous year due to a general improvement in order levels of engineered products.

The Company's backlog of unshipped customer orders was $7,373,000 at March 31, 1998, down from the $9,217,000 backlog reported a year ago primarily due to delayed shipments of the Company's new line of appliance products in the first quarter of 1997.

On a consolidated basis, the cost of products sold as a percentage of sales for the quarter ended March 31, 1998 was 67.2 percent as compared to 67.6 percent a year ago. This improvement was primarily due to the higher sales volumes, improved absorption of fixed overheads, and a favorable product mix in engineered products offset by higher net sales in the Consumer Products segment which traditionally has a higher cost of products sold percentage than the Company's other segments.

                                      -7-
<p>
Consolidated gross profit for the first quarter ended March 31, 1998 was $5,248,000 as compared to $4,397,000 in the 1997 period, the difference being primarily attributable to the higher sales volume.

Consolidated selling, administration and engineering expenses as a percentage of net sales decreased to 28.7 percent during the first quarter ended March 31, 1998, as compared to 30.3 percent in 1997. This decrease in the percentage is primarily attributable to the higher sales volume. In terms of dollars spent, selling, administration and engineering expenses increased approximately 12 percent in the comparative quarter due to higher costs associated with selling commissions, promotions and other costs directly related to higher sales.

Additionally, the Company's operating efficiencies were impacted by the consolidation of the Company's Lancaster, Pennsylvania manufacturing plant into its Sanford, North Carolina facility.

Interest expense during the first quarter of 1998 was $219,000 as compared to $224,000 the year before due to lower borrowings offset by a slightly higher rate of interest.

Income taxes for the first quarter of 1998 were $146,000 and reflect an effective tax rate of 35 percent.

Consolidated net income for the first quarter ended March 31, 1998 was $271,000 as compared to $6,000 reported a year ago. The difference is primarily attributable to the higher net sales, and lower cost of products sold as a percentage of sales, and lower selling, administration and engineering expenses as a percentage of sales.

The resulting earnings per share (basic and diluted) reported for the first quarter of 1998 was $0.04, as compared to $0.00 for the first quarter of 1997.

Liquidity and Sources of Capital

The financial condition of the Company is strong with the current ratio increasing to 2.4:1 as compared to 2.2:1 at 1997 year-end. Working capital decreased to $12,578,000 from the $13,646,000 at the end of 1997. This change is primarily the result of the Company's repayment of borrowings. Long-term debt has declined to 30.4 percent of equity and total shareholders' equity is $23,016,000. The Company expects to replace its existing credit agreement within the next several months.

Management believes working capital and current credit arrangements will be adequate to meet its operating and capital requirements during the foreseeable future.

Implications of the Year 2000 Issue

The Company uses numerous software applications and computer programs throughout the various functions within its organization which may require modification in order to address the upcoming millennium change in the year 2000. The Company's assessment of the year 2000 issue, the impact on operations and the estimated cost will be completed in early 1999. The cost of making the necessary corrections will be expensed as incurred. Management does not expect these costs to have a material impact on the Company's ongoing results of operations.


                                      -8-
<p>
The foregoing discussion contains forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following: generally adverse economic and industry conditions, including a decline in demand for IAQ products or significant changes in preferences in or use of such products; changes in the competitive environment, including increased competition in the Company's primary markets and consolidation in the air quality industry; economic or political changes in the countries in which the Company operates or adverse trade regulations; and non-availability of resources for the Company, or its suppliers and customers, to complete their respective Year 2000 compliance effectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.
                                    PART II

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of shareholders of the Registrant was held on April 21, 1998.

        (b) Directors elected at the meeting were Hugh E. Carr, Joseph W. Deering and Seddon Goode, Jr. Other continuing directors are James E. Heins, F. Trent Hill, Jr., Grant R. Meyers, Steven L. Schneider, and Samuel J. Wornom III.

        (c) The only substantive matter voted upon at the meeting was the election of three directors for a term of three years. All nominees for directors as listed in the proxy statement were elected with the following vote:

                 Nominees                         For           Withheld
            Hugh E. Carr                       5,665,747         14,227
            Joseph W. Deering                  5,595,574         84,400
            Seddon Goode, Jr.                  5,595,574         84,400

Item 6(a).  Exhibits

        The following exhibits are filed herewith:

            27   Financial Data Schedule

Item 6(b).  Report on Form 8-K

        There were no reports on Form 8-K filed by the Registrant during the period covered by this report.



                                     -9-
<p>
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      TRION, INC.
                                                     (Registrant)




Date: May 14, 1998                             /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and
                                               Chief Executive Officer



Date: May 14, 1998                             /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer



                                      -10-