Form 10-Q
period 1998-06-30
TRION INC
filed 1998-08-14
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1998.

7,149,247 shares of Common Stock, par value $.50






<p>-1-


Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)


                                          Six Months          Three Months
                                        Ended  June 30       Ended  June 30
                                      1998        1997      1998        1997
Net sales . . . . . . . . . . . . . $ 30,591    $ 31,329  $ 14,610    $ 17,757

Cost and expenses:
   Cost of products sold  . . . . .   19,756      21,123     9,023      11,948
   Selling, administration
     and engineering expenses . . .    9,000       8,683     4,417       4,573
   Litigation Settlement. . . . . .    3,000          -      3,000          -
   Interest . . . . . . . . . . . .      401         475       182         251
   Amortization . . . . . . . . . .      172         172        86          86
   Other expense (income), net. . .      (84)        (33)      (27)        -
                                      32,245      30,420    16,681      16,858

Income (loss) before income taxes .   (1,654)        909    (2,071)        899
Income tax expense (benefit). . . .     (682)        402      (828)        398

Net income (loss) for the period. .  $  (972)    $   507   $(1,243)    $   501



Earnings (loss) per share of common
    stock - basic . . . . . . . . .  $ (0.13)    $  0.07   $ (0.09)    $  0.07

Earnings (loss) per share of common
    stock - assuming dilution . . .  $ (0.13)    $  0.07   $ (0.09)    $  0.07



Cash dividends declared
    per common share. . . . . . . .  $  0.02     $  0.04   $  0.00     $  0.02





See notes to consolidated condensed financial statements



<p>                                  -2-

                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                      June 30    December 31
                                                    _  1998* _    _  1997
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . .     $ 1,138     $ 2,979
   Trade accounts receivable, less allowance
     for doubtful accounts (1998 - $269,000 and
     1997 - $454,000) . . . . . . . . . . . . . .       9,111      11,815
   Inventories  . . . . . . . . . . . . . . . . .      10,813       9,228
   Prepaid expenses and other current assets  . .         753         536
   Refundable income taxes. . . . . . . . . . . .       1,064          -
   Deferred current income taxes  . . . . . . . .          90         163
      Total current assets  . . . . . . . . . . .      22,969      24,721

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,408       5,428
   Equipment. . . . . . . . . . . . . . . . . . .      20,593      19,810
   Allowance for depreciation . . . . . . . . . .     (15,756)    (14,861)
                                                       10,323      10,455
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($1,003,000 in 1998 and $831,000 in 1997) .       5,877       6,049
   Deferred income taxes  . . . . . . . . . . . .         331         323
   Other non-current assets . . . . . . . . . . .         650         644
                                                        6,858       7,016
                                                      $40,150     $42,192


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 8,890     $ 8,567
   Current portion of long-term debt  . . . . . .       2,500       2,508
      Total current liabilities . . . . . . . . .      11,390      11,075

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       7,000       8,250
                                                       18,390      19,325

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1998 - 7,149,247 and
        1997 - 7,128,797  . . . . . . . . . . . .       3,575       3,564
   Additional paid-in capital . . . . . . . . . .       1,558       1,448
   Retained earnings  . . . . . . . . . . . . . .      16,423      17,681
   Accumulated other comprehensive income . . . .         204         174
                                                       21,760      22,867
                                                      $40,150     $42,192

See notes to consolidated condensed financial statements

* Unaudited

<p>                                   -3-

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                              Six Months
                                                            Ended  June 30
                                                            1998       1997

OPERATING ACTIVITIES
   Net income (loss). . . . . . . . . . . . . . . . . .   $  (972)    $   507
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . .       895         840
        Amortization  . . . . . . . . . . . . . . . . .       172         172
        Deferred income taxes . . . . . . . . . . . . .        65          -
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .     2,704          12
           Inventory and other. . . . . . . . . . . . .    (1,808)       (678)
           Refundable income taxes. . . . . . . . . . .    (1,064)         -
           Accounts payable and accrued expenses  . . .     1,323         707
        Foreign currency transaction loss (gain). . . .       (29)        (45)
           Net cash provided by
             operating activities . . . . . . . . . . .     1,286       1,515

INVESTING ACTIVITIES
   Purchase of property, plant and equipment, net . . .      (763)     (2,239)

           Net cash used by investing activities  . . .      (763)     (1,233)

FINANCING ACTIVITIES
   Net proceeds from (payments on)
         master credit facility . . . . . . . . . . . .    (1,008)      2,200
   Principal payments on long-term debt . . . . . . . .    (1,250)     (1,253)
   Stock issued . . . . . . . . . . . . . . . . . . . .       121          36
   Cash dividends paid. . . . . . . . . . . . . . . . .      (286)       (280)

           Net cash provided (used) by
             financing activities . . . . . . . . . . .    (2,423)        703

Effect of foreign exchange rate changes on cash . . . .        59         (97)

Increase (decrease) in cash . . . . . . . . . . . . . .    (1,841)       (118)

Cash and cash equivalents at beginning of period  . . .     2,979       2,073

Cash and cash equivalents at end of period  . . . . . .   $ 1,138     $ 1,955

See notes to consolidated condensed financial statements




<p>                                     -4-


                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    June 30, 1998

Note A - Subsequent Events

On August 14, 1998, the Company entered into a definitive merger agreement with McLeod Russel Holdings PLC pursuant to which a newly-formed subsidiary of McLeod Russel Holdings PLC would be merged into the Company and each issued and outstanding share of Common Stock of the Company would be converted into the right to receive $7.27 in cash. The transaction would be subject to approval of the respective shareholders of Trion, Inc. and McLeod Russel Holdings PLC, and to the receipt of any necessary governmental approvals.

In conjunction with the above, on August 10, 1998, the Company settled for $2,900,000 a lawsuit filed on December 2, 1997 by Carico International, Inc. in the Circuit Court for Broward County, Florida seeking damages alleged to be in the millions of dollars for injury to its business allegedly caused by a defective specialty air filter manufactured by the Company. The Company continued to vigorously defend its position. On July 23, 1998, Carico filed a Demand for Judgement in the amount of $5869,071. In addition, discussions with Mcleod Russel, as described above, were being conducted and as a result of these discussions, on August 10, 1998, the Company settled the suit for $2,900,000 payable one-half by September 9, 1998 and one-half not later than January 10, 1999. The Company also incurred legal fees approximating $100,000 in defending such suit. The entire amount was recorded in the second quarter in accordance with generally accepted accounting principles.

Note B - Basis of presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.


<p>                                    -5-


Note C - Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share:
                                   Three Months Ended June 30
                                       1998           1997
Numerator for basic and
diluted earnings per share:
     Net income (loss). . . . . . . $(1,243,000)   $  501,000

Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares:  . . . . . . .   7,145,400     7,003,931
     Effect of dilutive securities:
         Employee stock options . .      93,863        86,777
     Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversions  . . . . .  7,239,532     7,090,708

Basic earnings (loss) per share . .  $   (0.17)    $    0.07

Diluted earnings (loss) per share .  $   (0.17)    $    0.07

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

                                          March 30     December 31
                                        __  1998 ___       1997
 Raw materials . . . . . . . . . . . . .   $ 6,057       $ 5,169
 Work-in-process and finished goods. . .     4,756         4,059
                                           $10,813       $ 9,228

Cost of domestic inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Note E - Segment Information

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

<p>                               -6-
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

Note F - Comprehensive Income

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

For the three month period ended June 30, 1998 and 1997 total comprehensive income amounted to a loss of $1,234,000 and income of $493,000, respectively. During the first six months of 1998 total comprehensive income amounted to a loss of $942,000 and income of $356,000 in 1997. The differences between reported net income or loss and these amounts was due to foreign currency translation adjustments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On August 14, 1998, the Company entered into a definitive merger agreement with McLeod Russel Holdings PLC pursuant to which a newly-formed subsidiary of McLeod Russel Holdings PLC would be merged into the Company and each issued and outstanding share of Common Stock of the Company would be converted into the right to receive $7.27 in cash. The transaction would be subject to approval of the respective shareholders of Trion, Inc. and McLeod Russel Holdings PLC, and to the receipt of any necessary governmental approvals.

In conjunction with the above, on August 10, 1998, the Company settled for $2,900,000 a lawsuit filed on December 2, 1997 by Carico International, Inc. in the Circuit Court for Broward County, Florida seeking damages alleged to be in the millions of dollars for injury to its business allegedly caused by a defective specialty air filter manufactured by the Company. The Company continued to vigorously defend its position. On July 23, 1998, Carico filed a Demand for Judgement in the amount of $5869,071. In addition, discussions with Mcleod Russel, as described above, were being conducted and as a result of these discussions, on August 10, 1998, the Company settled the suit for $2,900,000 payable one-half by September 9, 1998 and one-half not later than January 10, 1999. The Company also incurred legal fees approximating $100,000 in defending such suit. The entire amount was recorded in the second quarter in accordance with generally accepted accounting principles.




<p>                                 -7-

Results of Operations
                            SEGMENT  DATA
                             (Unaudited)
                            (In thousands)

                                        Six Months Ended     Three Months Ended
                                             June  30             June  30     _
                                        1998        1997      1998        1997
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . .   $22,758    $21,972    $11,338    $11,648
     Consumer Products . . . . . . .     4,642      6,764      1,531      4,735
   European Operations . . . . . . .     3,191      2,593      1,741      1,374
                                        30,591     31,329     14,610     17,757
Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . .     2,679      2,421      1,535      1,542
     Consumer Products . . . . . . .       197        262         80        262
   European Operations . . . . . . .       132       (139)       195          9
                                         3,008      2,544      1,810      1,813
General Corporate:
   Settlement of litigation. . . . .    (3,000)        -      (3,000)        -
   Other income  . . . . . . . . . .        83         33         26         -
   Interest (U.S.) . . . . . . . . .      (401)      (475)      (182)      (251)
   Other expense . . . . . . . . . .    (1,344)    (1,193)      (725)      (663)
                                        (4,662)    (1,635)    (3,881)      (914)

Income before income taxes . . . . .   $(1,654)   $   909    $(2,071)   $   899

Consolidated net sales for the quarter ended June 30, 1998 were $14,610,000 compared to $17,757,000 from the same period a year ago, an 18 percent decline from 1997. This decline was primarily attributable to a lower sales volume in the Company's Consumer Products segment, specifically lower shipments to a major retailer. In 1997, the Company recorded a significant increase in sales in the Consumer Products segment due to the introduction of a new appliance line of products which created a pipeline fill for a major retailer.

In addition, on an overall basis sales in the Engineered Products segment declined by approximately 3% primarily due to lower second quarter shipments of the Company's fan filter products caused by the softness in the semiconductor capital equipment market and the deterioration of the Asian economies. Partially offsetting this decline was an increase in the sales of the Company's residential products.

On a year to date basis, the Company's sales in 1998 were $30,591,000 as compared to $31,329,000 in 1997. This 2% decline was primarily due to the aforementioned reduction in Consumer Products segment sales. Within the Engineered Products segment, the second quarter decline in shipments to customers in the semiconductor capital equipment was more than offset by the increases in sales of the Company's residential products.

The Company's backlog of unshipped customer orders was $5,632,000 at June 30, 1998, down from the $8,033,000 backlog reported a year ago primarily due to the aforementioned softness in the semiconductor capital equipment market.

On a consolidated basis, the cost of products sold as a percentage of sales for the three and six month period ended June 30, 1998 was 61.8 percent and
64.6 percent, respectively, as compared to 67.3 percent and 67.4 percent, respectively, a year ago. These improvements were due to several factors including: lower Consumer Products content, which carries a higher cost of

                                  -8-
goods sold as a percentage of sales as compared to most of the Company's other products; significant cost improvements being achieved on the new appliance product line as well as on the fan filter units; and a higher sales mix of residential products, which carries a lower cost of goods sold as a percentage of sales as compared to the Company's other product lines.

Consolidated gross profit for the second quarter ended June 30, 1998 was $5,587,000 as compared to $5,809,000 in the 1997 period, the decline was due to the lower sales volume during the second quarter offset by the improved cost of goods sold as a percentage of sales discussed above. Consolidated gross profit for the first six months ended June 30, 1998 was $10,835,000 as compared to $10,206,000 in the 1997 period, the difference being primarily attributable to the lower cost of goods sold as a percentage of sales discussed above.

Consolidated selling, administration and engineering expenses declined $156,000 during the second quarter of 1998 as compared to spending during the same quarter last year. As a percentage of net sales consolidated selling, administration and engineering expenses increased to 30.2 percent during the second quarter ended June 30, 1998, as compared to 25.8 percent in 1997. This increase in the percentage is primarily attributable to the lower sales volume. On a year to date basis, selling, administration and engineering expenses increased approximately 4 percent in terms of dollars spent in 1998 as compared to 1997 which was 29.4 percent of sales in 1998 as compared to
27.7 percent of sales for 1997. The primary reason for these increases is a higher mix of products having variable selling expense ratios above the average.

Additionally, the Company's operating efficiencies were impacted in the three and six month period ended June 30, 1998 by the consolidation of the Company's Lancaster, Pennsylvania manufacturing plant into its Sanford, North Carolina facility. This was completed during the second quarter of 1998.

For discussion concerning the settlement of litigation, see comments in "Recent Events" above.

Interest expense during the second quarter and first six months of 1998 was $182,000 and $401,000, respectively as compared to $251,000 and $475,000 for the second quarter and first six months of 1997, respectively. These reductions are due to lower borrowings offset by a slightly higher rate of interest in the current periods.

The Company recorded an income tax benefit for the second quarter of $828,000 yielding a year to date 1998 income tax benefit of $682,000. This benefit was generated by the recording of the settlement of litigation. Excluding this item and its impact on income taxes, income taxes for the second quarter of 1998 would have been $291,000 or an effective tax rate of 32.5 percent as compared to $398,000 or an effective tax rate of 44.3 percent during the same period in 1997. This difference is primarily due to the significant change in income from operations generated by the European Operations segment which has tax loss carryforwards available. The effective tax rate on a year to date basis is consistent with the discussion above.

The net loss for the second quarter ended June 30, 1998 was $1,243,000 as compared to net income of $501,000 for the same period a year ago. The net loss for the six month period ended June 31, 1998 was $972,000 as compared to net income of $507,000 for the same period in 1997. The reason for the decline is solely attributable to the settlement of litigation discussed below.

<p>                                   -9-
The resulting loss per share (basic and diluted) reported for the second quarter and first six months of 1998 were $0.17 and $0.13, respectively. This is compared to earnings per share (basic and diluted) of $0.07 for the second quarter and six month periods of 1997.

Liquidity and Sources of Capital

The financial condition of the Company remains solid with the current ratio at
2.0 : 1 as compared to 2.2 : 1 at 1997 year-end. Working capital decreased to $11,579,000 due to the recording of the settlement of litigation and its related impact on the balance sheet. Long-term debt is at 32.2 percent of equity and total shareholders' equity is $21,760,000. The Company expects to replace its existing credit agreement shortly and the Company's financial institutions anticipate that the credit facility will be renewed upon completion of the above referenced merger agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.

<p>                                    -10

                                    PART II

Item 1. Legal Proceedings.

        On December 2, 1997, Carico International, Inc. ("Carico") filed a lawsuit against the Company in the Circuit Court for Broward County, Florida seeking damages alleged to be in the millions of dollars for injury to its business allegedly caused by a defective specialty air filter manufactured by the Company.

        On July 23, 1998, Carico filed a Demand for Judgement in the amount of $5,869,071. On August 10, 1998, the Company settle the suit for $2,900,000 payable one-half by September 9, 1998 and one-half not later than January 10, 1999. The entire amount was recorded in the second quarter in accordance with generally accepted accounting principles.

Item 5. Other Information

        The Company's press release date August 14, 1998 reporting execution of a definitive merger agreement with McLeod Russel Holdings PLC on August 14, 1998 is attached hereto as Exhibit 99 and incorporated herein by reference.

Item 6(a).  Exhibits
        The following exhibits are filed herewith:
            10.1 Amended Stock Option Agreement with Steven L. Schneider
            10.2 Employment Agreement with David M. Schlegel
            10.3 Change of Control Agreement with Calvin J. Monsma
            10.4 Severance Agreement with J. Gary Waters
            27   Financial Data Schedule
            99   Press Release Dated August 14, 1998.

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


Date: August 14, 1998                             /s/ Steven L. Schneider
                                                  Steven L. Schneider
                                                  President and
                                                  Chief Executive Officer

Date: August 14, 1998                             /s/ Calvin J. Monsma
                                                  Calvin J. Monsma
                                                  Vice President and
                                                  Chief Financial Officer




<p>                                       -11-























                                      -11-