Form 10-Q
period 1998-09-30
TRION INC
filed 1998-11-16
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1998.

7,149,247 shares of Common Stock, par value $.50





<p>-1-


Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                         Nine Months          Three Months
                                     Ended September 30    Ended September 30
                                      1998        1997      1998        1997
Net sales . . . . . . . . . . . . . $ 42,938    $ 47,037  $ 12,347    $ 15,708

Cost and expenses:
   Cost of products sold  . . . . .   28,021      31,545     8,265      10,422
   Selling, administration
     and engineering expenses . . .   13,041      13,017     4,141       4,334
   Litigation Settlement and
     other non-recurring charges. .    3,973          -        873          -
   Interest . . . . . . . . . . . .      622         738       221         263
   Amortization . . . . . . . . . .      258         258        86          86
   Other expense (income), net. . .     (123)        (69)      (39)        (36)
                                      45,792      45,489    13,547      15,069

Income (loss) before income taxes .   (2,854)      1,548    (1,200)        639
Income tax expense (benefit). . . .   (1,138)        507      (456)        105

Net income (loss) for the period. .  $(1,716)    $ 1,041   $  (744)    $   534



Earnings (loss) per share of common
    stock - basic . . . . . . . . .  $ (0.24)    $  0.15   $ (0.10)    $  0.08

Earnings (loss) per share of common
    stock - assuming dilution . . .  $ (0.24)    $  0.15   $ (0.10)    $  0.08



Cash dividends declared
    per common share. . . . . . . .  $  0.02     $  0.06   $  0.00     $  0.02





See notes to consolidated condensed financial statements



<p>                                   -2-


                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                   September 30  December 31
                                                    _  1998* _    _  1997
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . .     $ 1,640     $ 2,979
   Trade accounts receivable, less allowance
     for doubtful accounts (1998 - $296,000 and
     1997 - $454,000) . . . . . . . . . . . . . .       8,241      11,815
   Inventories  . . . . . . . . . . . . . . . . .      10,373       9,228
   Prepaid expenses and other current assets  . .         305         536
   Refundable income taxes. . . . . . . . . . . .       1,470          -
   Deferred current income taxes  . . . . . . . .          97         163
      Total current assets  . . . . . . . . . . .      22,126      24,721

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,408       5,428
   Equipment. . . . . . . . . . . . . . . . . . .      19,684      19,810
   Allowance for depreciation . . . . . . . . . .     (15,180)    (14,861)
                                                        9,990      10,455
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($1,089,000 in 1998 and $831,000 in 1997) .       5,791       6,049
   Deferred income taxes  . . . . . . . . . . . .         343         323
   Other non-current assets . . . . . . . . . . .         644         644
                                                        6,778       7,016
                                                      $38,894     $42,192


                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 8,134     $ 8,567
   Current portion of long-term debt  . . . . . .       2,500       2,508
      Total current liabilities . . . . . . . . .      10,634      11,075

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       7,200       8,250
                                                       17,834      19,325
SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding:
        1998 - 7,149,247 and
        1997 - 7,128,797  . . . . . . . . . . . .       3,575       3,564
   Additional paid-in capital . . . . . . . . . .       1,558       1,448
   Retained earnings  . . . . . . . . . . . . . .      15,679      17,681
   Accumulated other comprehensive income . . . .         248         174
                                                       21,060      22,867
                                                      $38,894     $42,192

See notes to consolidated condensed financial statements

* Unaudited

<p>                                   -3-

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                              Nine Months
                                                           Ended September 30
                                                            1998       1997

OPERATING ACTIVITIES
   Net income (loss). . . . . . . . . . . . . . . . . .   $(1,716)    $ 1,041
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . .     1,369       1,346
        Amortization  . . . . . . . . . . . . . . . . .       258         258
        Deferred income taxes . . . . . . . . . . . . .        46          -
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .     3,574         298
           Inventory and other. . . . . . . . . . . . .      (914)       (325)
           Refundable income taxes. . . . . . . . . . .    (1,470)         -
           Accounts payable and accrued expenses  . . .      (433)       (177)
        Foreign currency transaction loss (gain). . . .       (63)        (18)
           Net cash provided by
             operating activities . . . . . . . . . . .       651       2,423

INVESTING ACTIVITIES
   Purchase of property, plant and equipment, net . . .      (953)     (2,636)

           Net cash used by investing activities  . . .      (953)     (2,636)

FINANCING ACTIVITIES
   Net proceeds from (payments on)
         master credit facility . . . . . . . . . . . .     1,442       2,000
   Principal payments on long-term debt . . . . . . . .    (2,500)     (1,355)
   Stock issued . . . . . . . . . . . . . . . . . . . .       121         177
   Cash dividends paid. . . . . . . . . . . . . . . . .      (286)       (419)

           Net cash provided (used) by
             financing activities . . . . . . . . . . .    (1,223)        403

Effect of foreign exchange rate changes on cash . . . .       186         (96)

Increase (decrease) in cash . . . . . . . . . . . . . .    (1,339)         94

Cash and cash equivalents at beginning of period  . . .     2,979       2,073

Cash and cash equivalents at end of period  . . . . . .   $ 1,640     $ 2,167


See notes to consolidated condensed financial statements





<p>                                      -4-


                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 September 30, 1998

Note A - Subsequent Events
As previously reported, on August 14, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with McLeod Russel Holdings PLC ("McLeod Russel") and McLeod Russel of Pennsylvania, Inc. ("Sub"), a wholly owned subsidiary of McLeod Russel.

On October 14, 1998, the Company, McLeod Russel and Sub mutually agreed to terminate the Merger Agreement and entered into a Mutual Release and Termination Agreement to that effect.

Note B - Basis of presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and expenses associated with the terminated McLeod Russel transaction discussed above and other one-time charges) considered necessary for a fair presentation have been reflected in the reported financial information. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note C - Earnings per Share of Common Stock
The following tables set forth the computation of basic and diluted earnings per share:

                                 Three Months Ended September 30
                                       1998           1997
Numerator for basic and
diluted earnings per share:
     Net income (loss). . . . . . . $  (744,000)   $  534,000

Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares:  . . . . . . .   7,149,247     7,035,912
     Effect of dilutive securities:
         Employee stock options . .      57,863        83,741
     Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversions  . . . . .   7,207,110     7,119,653

Basic earnings (loss) per share . .  $    (0.10)    $    0.08

Diluted earnings (loss) per share .  $    (0.10)    $    0.08

<p>                                   -5-

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
                                        September 30   December 31
                                        __  1998 ___       1997
 Raw materials . . . . . . . . . . . . .   $ 5,810       $ 5,169
 Work-in-process and finished goods. . .     4,563         4,059
                                           $10,373       $ 9,228

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

For the three month period ended September 30, 1998 and 1997 total comprehensive income amounted to a loss of $699,000 and income of $490,000, respectively. Total comprehensive income for the first nine months of 1998 amounted to a loss of $1,642,000 and, in 1997, income of $840,000. The differences between reported net income or loss and these amounts was due to foreign currency translation adjustments.

<p>                                     -6-

Note G - Non-recurring Charges
The three month period ended September 30, 1998 includes certain one-time charges. The majority of these were related to the merger with McLeod Russel and its subsequent mutual termination. These charges included expenses incurred by the Company for legal, accounting and investment banking advice. There were no charges for or payments made to McLeod Russel for the mutual termination of the merger agreement. In addition, the non-recurring charges did include one-time expenses associated with the settlement of the Carico lawsuit, discussed further below, and the Company's pursuit of possible recoveries from third parties, and, to a lesser extent, costs associated with the completed consolidation effort of the Company's humidification product line into its Sanford manufacturing facility.

In the second quarter, the Company recorded charges for the settlement of a lawsuit. On August 10, 1998 the Company settled for $2,900,000 a lawsuit filed on December 2, 1997 by Carico International, payable one-half by September 9, 1998 and one-half not later than January 10, 1999. The Company also incurred legal fees approximating $100,000 in defending such suit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments
As previously reported, on August 14, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with McLeod Russel Holdings PLC ("McLeod Russel") and McLeod Russel of Pennsylvania, Inc. ("Sub"), a wholly owned subsidiary of McLeod Russel.

On October 14, 1998, the Company, McLeod Russel and Sub mutually agreed to terminate the Merger Agreement and entered into a Mutual Release and Termination Agreement to that effect.

Results of Operations

                            SEGMENT  DATA
                             (Unaudited)
                            (In thousands)
                                        Nine Months Ended     Three Months Ended
                                          September  30         September 30   _
                                        1998        1997      1998        1997
Net sales to unaffiliated customers:
   North American Operations:
     Engineered Products . . . . . .   $31,952    $32,782    $ 9,194    $10,810
     Consumer Products . . . . . . .     6,181      9,482      1,539      2,718
   European Operations . . . . . . .     4,805      4,773      1,614      2,180
                                        42,938     47,037     12,347     15,708
Income (loss) from operations:
   North American Operations:
     Engineered Products . . . . . .     3,301      3,570        622      1,149
     Consumer Products . . . . . . .       190        197         (7)       (65)
   European Operations . . . . . . .       140        204          8        343
                                         3,631      3,971        623      1,427
General Corporate:
   Settlement of litigation and
     other one-time charges. . . . .    (3,973)        -        (873)        -
   Other income  . . . . . . . . . .       123         69         39         36
   Interest (U.S.) . . . . . . . . .      (622)      (738)      (221)      (263)
   Other expense . . . . . . . . . .    (2,013)    (1,754)      (768)      (561)
                                        (6,485)    (2,423)    (1,823)      (788)

Income before income taxes . . . . .   $(2,854)   $ 1,548    $(1,200)   $   639

<p>                                     -7-

Consolidated net sales for the quarter ended September 30, 1998 were $12,347,000 compared to $15,708,000 from the same period a year ago, a 21 percent decline from 1997. This decline was attributable to a lower sales volume in the Company's Engineered Products segment, due to continued softness in the semiconductor capital equipment market, and lower sales volume in the Company's Consumer Products segment, primarily due to lower shipments to a major retailer. Both segments were impacted by lower activity by the Asian economies as discussed further below.

On a year to date basis, the Company's sales in 1998 were $42,938,000 as compared to $47,037,000 in 1997. The majority of this 9% decline was due to the previously mentioned reduction in the Consumer Products segment. Within the Engineered Products segment, the decline in shipments of fan filter units to customers in the semiconductor capital equipment industry was partially offset by increases in sales of the Company's residential products.

For the full year 1997, the Company's shipments to Asia accounted for approximately 13% of total sales. Through nine months of 1998, the level of shipments to Asia, for both the Engineered Products segment and the Consumer Products segment, have been down in excess of 50%.

The Company's backlog of unshipped customer orders was $5,636,000 at September 30, 1998, down from the $7,263,000 backlog reported a year ago primarily due to the aforementioned softness in the semiconductor capital equipment market and Asian economic crises. As compared to the Company's backlog of unshipped customer orders at June 30, 1998, the Company's backlog has remained stable although there has been some recent strengthening of orders from customers in the semiconductor capital equipment market which has been offset by a decline in orders of consumer products.

On a consolidated basis, the cost of products sold as a percentage of sales for the three month period ended September 30, 1998 and 1997 was 66.9 percent and 66.3 percent, respectively. The decline in the latest three month period was primarily due to the lower sales volume and the inefficiencies created through lower absorption of overheads which was offset by an improvement in the product mix; with higher residential products sales and lower appliance products sales. The cost of products sold as a percentage of sales for the nine month period ended September 30, 1998 and 1997 was 65.3 percent and 67.1 percent, respectively. This improvement was due to several factors including: lower Consumer Products content, which carries a higher cost of goods sold as a percentage of sales as compared to most of the Company's other products; significant cost improvements being achieved on the new appliance product line as well as on the fan filter units; and a higher sales mix of residential products, which carries a lower cost of goods sold as a percentage of sales as compared to the Company's other product lines. These improvements on a year to date basis were partially offset by the inefficiencies generated during the third quarter.

Consolidated gross profit for the third quarter ended September 30, 1998 was $4,082,000 as compared to $5,286,000 in the 1997 period, the decline due to the lower sales volume during the third quarter and higher cost of products sold as a percentage of sales discussed above. Consolidated gross profit for the first nine months ended September 30, 1998 was $14,917,000 as compared to $15,942,000 in the 1997 period, the difference being primarily attributable to the lower sales volumes.

Consolidated selling, administration and engineering expenses declined $193,000 during the third quarter of 1998 as compared to spending during the

<p>                                     -8-

same quarter last year. As a percentage of net sales consolidated selling, administration and engineering expenses increased to 33.5 percent during the third quarter ended September 30, 1998, as compared to 27.6 percent in 1997. This increase in the percentage is primarily attributable to the lower sales volume. On a year to date basis, selling, administration and engineering expenses are flat in terms of dollars spent in 1998 as compared to 1997 which was 30.4 percent of sales in 1998 as compared to 27.7 percent of sales for 1997. The primary reasons for these increases is the lower sales volumes and a higher mix of products having variable selling expense ratios above the average such as the Company's residential products.

Additionally, the Company's operating efficiencies were impacted on a year to date basis by the consolidation of the Company's Lancaster, Pennsylvania manufacturing plant into its Sanford, North Carolina facility.

The majority of the one-time charges for the three month period ended September 30, 1998 were merger related. Also included in one-time charges were expenses associated with the Carico settlement and the Company's pursuit of possible recoveries from third parties, and, to a lesser extent, costs associated with the completed consolidation effort of the Company's humidification product line into its Sanford manufacturing facility.

On a year to date basis, the above one-time charges also included charges recorded for settlement of the Carico lawsuit, discussed in more detail in Note G.

Interest expense during the third quarter and first nine months of 1998 was $221,000 and $622,000, respectively as compared to $263,000 and $738,000 for the second quarter and first six months of 1997, respectively. These reductions are primarily due to lower borrowings.

Due to the resulting loss before income taxes, the Company recorded an income tax benefit for the third quarter of $456,000. This brings the year to date 1998 income tax benefit to $1,138,000. Without the settlement of litigation and other one-time charges, the effective income tax rate for the nine month period would have been 30.7 percent, reflecting the impact of the income from operations generated by the European Operations segment which has tax loss carryforwards available, as compared to 32.8 percent a year ago.

The net loss for the third quarter ended September 30, 1998 was $744,000 as compared to net income of $534,000 for the same period a year ago. The net loss for the nine month period ended September 30, 1998 was $1,716,000 as compared to net income of $1,041,000 for the same period in 1997. The declines for both the three and nine month periods are attributable to the settlement of litigation and other one-time charges and the lower sales volume discussed above.

The resulting loss per share (basic and diluted) reported for the third quarter and first nine months of 1998 were $0.10 and $0.24, respectively. This is compared to earnings per share (basic and diluted) in 1997 of $0.08 and $0.15 for the third quarter and nine month periods, respectively.

Liquidity and Sources of Capital

The financial condition of the Company remains solid with the current ratio at
2.1 : 1 as compared to 2.2 : 1 at 1997 year-end. Working capital decreased to $11,492,000 primarily due to the recording of the settlement of litigation and its related partial payment. Long-term debt is at 34.2 percent of equity and total shareholders' equity is $21,060,000.
<p>                                     -9-

The Company's existing credit agreement expires on March 31, 1999. The Company is currently negotiating a new credit facility with its existing financial institutions and expects that a replacement credit facility at substantially the same levels will be in place during the first quarter of 1999. The Company believes working capital and available lines of credit will be adequate to meet normal operating and capital requirements in the near term.

Implications of the Year 2000 Issue

Many existing information technology ("IT") products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or other dates, such as September 9, 1999 (9/9/99), a date traditionally used by some computer programmers as a default. These potential problems are collectively referred to as the "Year 2000" problem. The following comments summarize the Company's approach and status with respect to Year 2000 issues.

The Company uses numerous software applications and computer programs throughout the various functions within its organization which may require modification in order to address the Year 2000 issues.

The significant systems identified include: the primary computer system (IBM AS400) which maintains the Company's sales, accounting and inventory records and transactions in Sanford, North Carolina, its primary manufacturing and headquarters location; the networked personal computer systems which maintain engineering design software, electronic mail, and various support subsystems including sales, accounting and inventory transactions at the other Company locations; individual personal computers utilizing standard, off the shelf software; and embedded non-IT microprocessors contained in production machinery, office equipment and other such devices.

Over 90% of the software and computer programs used by the Company are standard, off the shelf, applications, all of which has been or will be deemed by the Company's software providers to be Year 2000 compliant by the provider. The remaining custom software applications and code are currently undergoing a comprehensive review and correction process which will prepare them for compliance in early 1999. The Company is assessing and evaluating its non-IT systems, but does not believe it will have a material adverse effect on the Company's business, financial condition or results of operations. The Company expects to remediate and test its non-IT systems by mid 1999.

The Company is currently in the process of assessing and evaluating it materially significant customers and suppliers of goods and services, to determine the ability of those entities to achieve Year 2000 compliance. As part of the process, the Company will distribute Year 2000 compliance questionnaires to its materially significant customers and suppliers and will evaluate their responses. The Company will continue to assess and evaluate the potential impact of Year 2000 issues on these entities and expects to complete this process by early 1999.

The Company has employed third party providers in its efforts to address the Year 2000 issue in conjunction with the Company's own information technology

<p>                                     -10-


staff. Excluding the costs for the Company's own information technology personnel, the total cost of compliance is expected to be approximately $200,000 with $110,000 having been expended through September 30, 1998. All costs have been and will be expensed as incurred and will be funded out of normal operating cash flows.

Excluding any possible catastrophic events such as the loss of utilities or banking, financial or communications services, the potential risks known to the Company at this time are primarily limited to delays, disruptions or losses resulting from information bottlenecks and the lack of computer processing power. In order to mitigate the risk to the greatest extent possible, the Company would be prepared to track mission-critical information manually. Such information includes recording customer orders, purchasing needed materials from suppliers, issuing payments for purchases/payroll, and creating customer invoices/collections. The Company believes its current workforce and the employment pool available in the area is sufficiently skilled to accommodate such a demand. Although the Company has few sole-source components, in the case of vendors or suppliers that are found to be non compliant, the Company will either ensure stocking levels of related inventory items are increased or identify and certify alternative suppliers prior to January 2000. The Company will continue to evaluate its contingency planning activities as more information becomes available. At this time, the total cost of the risks to the Company is not anticipated to have a material adverse effect on the business, financial condition or results of operations of the Company.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.










<p>                                    -11-

PART II

Item 6(a).  Exhibits

        The following exhibits are filed herewith:

            10.1 Second Amended and Restated Employment Agreement with
                 Steven L. Schneider

            27   Financial Data Schedule

            99.1 Press Release Dated November 4, 1998

Item 6(b).  Report on Form 8-K

        There were two reports on Form 8-K filed by the Registrant during the period covered by this report:

            August 28, 1998; Items 5 and 7

		October 16, 1998; Items 5 and 7




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                      TRION, INC.
                                                     (Registrant)


Date: November 16, 1998                        /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and
                                               Chief Executive Officer

Date: November 16, 1998                        /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer
















<p>                                       -12-