Form 10-K
period 1998-12-31
TRION INC
filed 1999-03-26
CIK 99802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
[No Fee Required]
For the fiscal year ended December 31, 1998
                          -----------------
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
[No Fee Required]
For the transition period from ____________________ to ___________________
Commission file number 0-3108
                                   TRION, INC.
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)
 Commonwealth of Pennsylvania                          25-0922753
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    P.O. Box 760, 101 McNeill Road
       Sanford, North Carolina                         27331-0760
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (919)775-2201
                                                     -------------
Securities registered pursuant to Section 12(b) of the Act:
Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
       None                                            None
Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, par value $.50
                           ----------------------------
                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                               YES   X      NO
                                    ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999.
Common Stock, par value $.50 - $19,452,242
------------------------------------------
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1999.
7,149,247 shares of Common Stock, par value $.50
------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the annual Proxy Statement dated March 26, 1999 are incorporated by reference into Part III.

                                     PART I
Item 1. Business.

GENERAL

Trion, Inc. (the "Company" or "Trion") was incorporated in 1946 in the Commonwealth of Pennsylvania and is principally engaged in the design, manufacture, sale and distribution of equipment to improve indoor air quality ("IAQ"). On August 1, 1995 the Company acquired Envirco Corporation ("Envirco"), a manufacturer and distributor of ultra clean air systems and components located in Albuquerque, New Mexico. In addition, on August 30, 1996 the Company acquired Herrmidifier Company, Inc. ("Herrmidifier"), a manufacturer and distributor of humidification systems and components located in Lancaster, Pennsylvania. The Herrmidifier operation was consolidated into the Company's Sanford, North Carolina facility during 1997 and 1998 and the Lancaster, Pennsylvania facility was closed concurrently with the expiration of its lease in May of 1998.

SUBSEQUENT EVENT

On March 17, 1999 the Company announced that its Board of Directors had unanimously decided to pursue strategic alternatives that include the possible sale of the Company. In connection with this decision, the Company had retained Harris Williams & Co. of Richmond, Virginia to advise the Company on related financial matters and to coordinate all contact with the Company in this regard.

PRODUCTS AND MARKETS

The Company's industry segments are Consumer Products, Engineered Products, Cleanroom Products and European Operations. See Note N to the financial statements included in Item 8 of this Annual Report on Form 10-K for financial information concerning the Company's industry segments.

Consumer Products.
The Company's Consumer Products group, located in Sanford, North Carolina, designs, manufactures and markets products that are intended for home use. Included are free standing appliance tabletop and console air cleaners as well as residential whole-house air cleaners, air filters and humidifiers that are integrated into home owner's heating, ventilation and air conditioning systems. Consumer Products comprised 40%, 40% and 38% of the Company's total sales in the years 1998, 1997 and 1996, respectively. The Company's appliance units historically have been marketed principally to retailers, direct marketers and others on a private label basis. In recent years, the Company has begun to market products under Trion brand names. The Company introduced a newly designed line of appliance products in 1997. The Company's residential products are marketed through a representative organization that services distributors and dealers, and are sold to Original Equipment Manufacturers ("OEM").

Engineered Products.
The Engineered Products group designs, manufactures and sells indoor air quality and dust collection equipment. The products comprising this segment are manufactured in the Company's Sanford, North Carolina facility.
Engineered Products comprised 25%, 22% and 22% of the Company's total sales in the years 1998, 1997 and 1996, respectively. Air cleaning and air filter equipment within the Engineered Products segment are primarily designed for industrial, commercial and specialty applications and used in a wide variety of industries including metal working, pharmaceuticals, medical, commercial buildings, restaurants, general manufacturing, ships and submarines. Products range from custom-engineered systems that remove large volumes of airborne contaminants caused by industrial processes to self-contained air cleaners used to capture tobacco smoke, dust and pollen in environments such as enclosed work areas, offices and restaurants. The Company's humidification products are used for commercial and industrial applications. Products include custom-designed systems as well as standard equipment with options used in industrial processes and commercial installations as well as OEM. As part of the Engineered Products segment, the Company also manufactures equipment in its Sanford facility to electrostatically distribute microthin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed mill lines.

Cleanroom Products.
Through its subsidiary, Envirco, the Company utilizes high efficiency particulate arrestance ("HEPA") and ultra low particulate arrestance ("ULPA") technologies in manufacturing contamination control air systems and filters for applications including cleanrooms in the semiconductor and microelectronics industries and systems to provide hospitals with clean environments for surgery rooms, cancer research, patient isolation and sterile medication preparation. The Company's products include the patented MAC-10(Registered Mark) used in cleanroom applications and Hospi-Gard(Registered Mark), a portable filtration unit used in medical applications. Of the Company's total net sales, the Cleanroom Products segment comprised 23%, 27% and 29% in 1998, 1997 and 1996, respectively.

European Operations.
European Operations consists of sales and distribution primarily in Europe of all IAQ and cleanroom products manufactured at Trion's U.S. facilities. European Operations comprised 12%, 11% and 11% of the Company's total sales in each of the years 1998, 1997 and 1996, respectively.

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

            - Electrostatic precipitators are high efficiency electronic air cleaners. In an electrostatic precipitator, air passes through an ionizing section where airborne particles are electrically charged by ions in an electrostatic field.
              The charged particles then enter a collecting cell where the particles are repelled from charged plates and collected on grounded plates within the cell. This process is highly effective at capturing submicron particulate, including particulate found in tobacco smoke, dust, pollen, welding smoke and oil mists from machining operations. A unique feature is the low pressure drop of the electrostatic precipitator.

            - In a media filtration system, air passes through media
              filters that trap airborne particles. Some of these filters, like cartridge collectors, can collect submicron particulate, such as smoke, as well as larger particulate. Other filters, like bag collectors, are useful for larger particulate such as that generated in machining and welding processes. In some systems, air passes through a prefilter where larger particles are collected and then pass through a second or third media filter where smaller particles are collected.

In its humidification products, the Company also uses multiple technologies. Humidification is accomplished by introducing moisture in the form of steam, water vapor or water droplets into the air. The moisture raises the relative humidity of the air stream to a desired level for human comfort, protection of valuable articles and manufacturing processes.

RAW MATERIALS AND PURCHASED COMPONENTS

Raw materials and components used by the Company in its manufacturing processes are either readily available from a number of suppliers or are manufactured by the Company from raw materials that are readily available. Aluminum, steel and filter paper represent principal raw materials in the Company's products. Prices for aluminum, steel and filter paper can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. Other significant materials used by the Company include motors, blowers, injection molded plastics, media filters, packaging materials and various electrical components. In the aggregate, the cost of materials in 1998 and in 1997 increased less than the consumer price index. The Company does not anticipate significant cost increases during 1999.

SALES AND DISTRIBUTION

North America:
Within the Company's Consumer Products segment, the Company's appliance units historically have been marketed principally to retailers, direct marketers and others on a private label basis. The Company's residential products are both marketed through a representative organization, which services distributor and dealer networks, and are sold direct to OEM's. Trion sells appliance air cleaners on a recurring basis to Sears, Roebuck and Co. within the Company's Consumer Products segment. This customer represented approximately 8% of consolidated sales in 1998 and the loss of the account could have an adverse effect on the Company. Engineered Products and Cleanroom Products are sold by the Company directly and through an outside sales force which is made up of representatives and distributors. Products are sold to end users, contractors, catalog houses, and OEM accounts. The Company's products are also exported from the United States throughout the world through distributors and representatives. For information regarding the Company's export sales, see Note N to the financial statements included in Item 8 of this Annual Report on Form 10-K.

European Operations:
Through Trion Limited, a wholly-owned subsidiary, the Company has a marketing and distribution office in Andover, England, servicing primarily the European market directly and through distributors and representatives.

COMPETITION

While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive.

In the Consumer Products markets, while appliance air cleaners are sold by a large number of companies, Honeywell, Inc., Holmes Products Corporation and Trion together have the predominant share of the market. Of the three, Trion is the only manufacturer of electronic appliance air cleaners. Principal residential products competitors include Honeywell, Inc., Research Products Inc., and Emerson Electric Company.

In Engineered Products, the market is fragmented, with no company having a predominant share. The Company, Clarcor, Inc., Donaldson Company, Inc., Farr Company, and BTR Siebe plc are major participants.

The principal competitors in the Cleanroom Products segment include companies outside the United States such as Shin Sung Engineering Company headquartered in South Korea, Air Tech in Japan, Meissner & Wurst in Germany, and Topre in Japan.

Competition in most of the Company's market segments is primarily on the basis of price, product technology, product quality and customer service with a majority of the Company's business obtained through competitive bidding. Some of the Company's competitors have assets and/or sales substantially in excess of the Company.

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

RESEARCH AND DEVELOPMENT

The Company's ongoing research and development program involves creating new products and redesigning existing products to reduce manufacturing costs and to increase product efficiencies. During 1998, 1997 and 1996, the Company spent approximately $1,337,000, $1,328,000, and $1,259,000, respectively, on research and development activities.

EMPLOYEES

As of December 31, 1998, the Company employed approximately 402 persons worldwide. The Company's employees are not represented by a union. The Company believes its employee relations are satisfactory.

BACKLOG

The backlog of unfilled orders at December 31, 1998 was $6,855,000 as compared to $8,747,000 at the prior year-end. Substantially all of this backlog is scheduled for shipment during 1999.

RISKS

As a cautionary note to investors, statements made in this Annual Report on Form 10-K concerning future revenues, earnings, competition and technology are forward - looking statements that involve risks and uncertainties. In addition, the Company may from time to time make oral forward - looking statements. There are several important factors that could cause actual results to differ materially from those contained in any forward - looking statement made by or on behalf of the Company. Such factors include, but are not limited to, those set forth below.

Potential Fluctuations in Operating Results: The Company can experience fluctuations in operating results, both on a quarterly and annual basis, caused by various factors, including general economic conditions and the factors discussed below under "Cyclicality". Fluctuations in the Company's operating results, particularly quarter-to-quarter, are also affected in certain of its markets by the timing of customer orders, the pattern of customer purchasing cycles and the resulting changes in product mix.

Cyclicality: Sales of Engineered Products in general are tied to capital spending levels. A significant percentage of the Company's sales of residential wholehouse air cleaners is dependent upon residential construction, which is a cyclical industry. In addition, the Company has substantial sales of products for cleanroom applications to the microelectronics industry, which can be cyclical. Sales of Consumer Products may also be subject to cycles due to the seasons and weather conditions.

Competition: While the Company is a principal competitor in most of its markets, the indoor air quality industry is highly competitive. There can be no assurance that there will not be adverse changes in the Company's competitive environment in the future, including those resulting from consolidation in the indoor air quality industry. Competition is primarily on the basis of price, product quality, product technology and customer service, with a majority of the Company's business obtained through competitive bidding. See "Business - Competition" for a more detailed discussion of competition in the Company's markets.

Fluctuations in Raw Material Costs: Aluminum, steel and filter paper represent principal raw materials in the Company's products. Prices for these materials can be subject to wide fluctuation and the Company's products cannot always be priced to take into account such fluctuations, especially in the short term. See "Business - Raw Materials and Purchased Components" for a more detailed discussion of raw materials used in the Company's business.

International Transactions: The Company has sold and expects it will continue to sell products in areas outside the United States. Such transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, political and economic instability. In particular, the Company has had significant sales in Asia which have been and will be adversely affected by current economic conditions in that region. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company's revenue and profitability.

Intellectual Property: The Company's success is dependent in part on its ability to protect proprietary technology contained in certain of its products. While Trion's critical technologies are patented, there can be no assurance that this will prove sufficient to deter misappropriation of those technologies or independent third-party development of rival technologies, which would have an adverse effect on the Company's sales. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to the Company. In foreign countries, the expenses associated with such proceedings can be prohibitive. In addition, there is an inherent unpredictability in obtaining and enforcing patents in foreign countries.

Reliance on Key Personnel: The Company's operations are dependent on the continued efforts of senior management, in particular Steven L. Schneider, its President and Chief Executive Officer. Should any of the senior managers be unable to continue in their present roles, the Company's prospects could be adversely affected.

Potential Regulatory Risks: The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at its facilities to ensure compliance with environmental laws and regulations, future changes in such standards could have an adverse effect on the Company. In addition, to some extent, changes in the liabilities and risks imposed by the environmental laws on the Company's customers could impact demand for certain of the Company's products or impose greater liabilities and risks on the Company, which could also have an adverse effect on the Company's business.

Year 2000: Many existing information technology ("IT") products and systems and non-IT products and systems containing embedded processor technology were originally programmed to represent any date by using six digits (e.g., 12/31/99), as opposed to eight digits (e.g., 12/31/1999). Accordingly, such products and systems may experience miscalculations, malfunctions or disruptions when attempting to process information containing dates that fall after December 31, 1999 or other dates, such as September 9, 1999 (9/9/99), a date traditionally used by some computer programmers as a default. These potential problems are collectively referred to as the "Year 2000" problem. The following comments summarize the Company's approach and status with respect to Year 2000 issues. The Company's plan to resolve the Year 2000 problem involves four phases: assessment, remediation, testing and implementation.

The Company uses numerous software applications and computer programs throughout the various functions within it organization that may require modification in order to address the Year 2000 issues. The significant systems identified include: the primary computer system (IBM AS400), which maintains the Company's sales, accounting and inventory records and transactions in Sanford, North Carolina, its primary manufacturing and headquarters location; the networked personal computer systems, which maintain engineering design software, electronic mail, and various support subsystems including sales, accounting and inventory transactions at the other Company locations; individual personal computers utilizing standard, off-the-shelf software; and embedded non-IT microprocessors contained in production machinery, office equipment and other such devices.

Over 90% of the software and computer programs used by the Company are standard off-the-shelf applications, all of which have been or the Company anticipates will be deemed by the Company's software providers to be Year 2000 compliant by the provider. The remaining custom software applications and code are currently undergoing a comprehensive review and correction process which will prepare them for compliance in mid-1999. The Company is assessing and evaluating its non-IT systems, but does not believe it will have a material adverse effect on the Company's business, financial condition or results of operations. The Company expects to remediate and test its non-IT systems by mid-1999.

The Company is currently in the process of assessing and evaluating its materially significant customers and suppliers of goods and services, to determine the ability of those entities to achieve Year 2000 compliance. As part of the process, the Company will distribute Year 2000 compliance questionnaires to its materially significant customers and suppliers and will evaluate their responses. The Company will continue to assess and evaluate the potential impact of Year 2000 issues on these entities and expects to complete this process by mid-1999.

The Company has employed third party providers in its efforts to address the Year 2000 issue in conjunction with the Company's own information technology staff. Excluding the costs for the Company's own information technology personnel, the total cost of compliance is expected to be approximately $262,000 (of which $75,000 will be a capital expenditure) with $114,000 having been expended through December 31, 1998. All costs (except capital) have been and will be expensed as incurred and will be funded out of normal operating cash flows.

Excluding any possible catastrophic events such as the loss of utilities or banking, financial or communications services, the potential risks known to the Company at this time are primarily limited to delays, disruptions or losses resulting from information bottlenecks and the lack of computer processing power. In order to mitigate the risk to the greatest extent possible, the Company would be prepared to track mission-critical information manually. Such information includes recording customer orders, purchasing needed materials from suppliers, issuing payments for purchases/payroll, and creating customer invoices/ collections. The Company believes its current workforce and the employment pool available in the area is sufficiently skilled to accommodate such a demand. Although the Company has few sole-source components, in the case of vendors or suppliers that are found to be non compliant, the Company will either ensure stocking levels of related inventory items are increased or identify and certify alternative suppliers prior to January 2000. The Company will continue to evaluate its contingency planning activities as more information becomes available. At this time, the total cost of the risks to the Company is not anticipated to have a material adverse effect on the business, financial condition or results of operations on the Company.

Item 2. Properties.

The Company owns a 263,000 square foot modern brick facility on 27 acres in Sanford, North Carolina which houses the Company's corporate headquarters as well as manufacturing, engineering, sales and distribution operations. This property plus equipment are pledged to secure industrial revenue bonds totaling $3,200,000 at December 31, 1998. The bonds mature on November 1, 2011. The carrying value of assets pledged to secure these bonds was approximately $5,135,000 at December 31, 1998. In addition, the Company currently leases a 45,000 square foot facility in Albuquerque, New Mexico which houses Envirco. The lease may be terminated at the Company's option with six months notice. The Company has evaluated the alternatives and options available and will be relocating to a new 63,000 square foot leased facility in Albuquerque during the third quarter. During May 1998, the lease for a 53,000 square foot facility located in Lancaster, Pennsylvania housing the Herrmidifier operation expired. The Company successfully relocated and consolidated all Lancaster operations into its Sanford facility at that time. Foreign properties consist of a Company owned 53,000 square foot facility located in Andover, England.

The Company's facilities in Sanford and Andover are suitable for their intended uses; however, Andover has excess capacity for current needs and remains for sale. The new facility in Albuquerque is appropriate and better suited for the Company's Cleanroom Products operation and will provide additional capacity should the served market improve.

Item 3.   Legal Proceedings.

The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

               Not applicable.

Item 4A.  Executive Officers of the Registrant.

Name                     Age            Positions and Office Held
-----------------------  ---        ----------------------------------
Joseph W. Deering (1)    58         Chairman of the Board
Steven L. Schneider (2)  55         President and Chief Executive Officer
Brian H. Boender (3)     49         Vice President - Sales and Marketing
Ronald J. Doneff (4)     46         Vice President - Sales and Marketing
Charles A. Haynes (5)    50         Vice President - Engineering
Calvin J. Monsma (6)     47         Vice President and Chief Financial Officer
David M. Schlegel (7)    47         Vice President - President, Envirco
R. G. Stephens (8)       52         Vice President - Manufacturing
J. Gary Waters (9)       53         Vice President - Finance, N.A. Operations

(1) Mr. Deering is President of PMI Food Equipment Group (a division of Premark International, Inc.) a manufacturer of commercial food service products located in Troy, Ohio.
(2) Mr. Schneider joined the Company on May 24, 1993. For a period of more than five years prior to joining the Company, Mr. Schneider served as Group President of Tomkins Industries U.S.A., a subsidiary of Tomkins PLC, a diversified manufacturing company.
(3) Prior to joining the Company on July 19, 1993, Mr. Boender was Vice President-International for White-Rodgers (Division of Emerson Electric Co.), a leading manufacturer in the HVAC industry, from May 1992 until July 1993.
(4) Mr. Doneff joined Trion on December 1, 1998. Mr. Doneff was employed from September 1995 to November 1998 as National Sales Director at United Air Specialists, a leading manufacturer of IAQ products, and prior to that he served in sales management positions at Donaldson Company, Inc.

(5) Prior to joining the Company on July 6, 1994, Mr. Haynes was Engineering Director of Heating Products for NORDYNE, a leading manufacturer of HVAC products for modular housing and residential applications.
(6) Prior to joining the Company on July 11, 1994, Mr. Monsma was employed by Concurrent Computer Corporation, a provider of high-performance real-time computer systems, serving as Director of Finance for worldwide sales and international operations until he joined the Company.
(7) Mr. Schlegel has been the President of the Company's Envirco subsidiary, which was acquired by Trion in August 1995, for more than five years.
(8) Mr. Stephens joined the Company in 1966 and was appointed to the position of Vice President - Manufacturing in June 1998. Prior to that he had served as Director of Operations for the Company since 1989.
(9) Mr. Waters assumed responsibility for the newly created position of Vice President Finance for North America Operations in November 1996. Prior to that he had served as Vice President - Operations since September 1994 and Vice President and Controller from 1989 until his election as Vice
President - Operations.

On March 31, 1993 the Company and Mr. Schneider entered into an employment agreement which was subsequently amended and restated on July 28, 1995 and again on May 20, 1998 (the "Agreement") providing for his employment as President and Chief Executive Officer for a five-year term commencing on May 24, 1993 and which, after the initial term, is automatically extended for an additional year on each anniversary date. A more complete discussion regarding the Agreement may be found under the caption "Compensation Agreements" on page 11 of the annual Proxy Statement dated March 26, 1999 and is incorporated herein by reference.

In August 1995, as part of the Envirco acquisition, the Company and Mr. Schlegel entered into an employment agreement providing for his employment as President of the Company's Envirco subsidiary for a five year term. A more complete discussion regarding the agreement may be found under the caption "Compensation Agreements" on page 11 of the annual Proxy Statement dated March 26, 1999 and is incorporated herein by reference.

In addition, Mr. Monsma is a party to a change in control agreement. A complete discussion regarding the terms of this agreement may be found under the caption "Compensation Agreements of page 11 of the annual Proxy Statement dated March 26, 1999 and is incorporated herein by reference. All other executive officers serve at the discretion of the Board.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Trion, Inc.'s common stock trades on the NASDAQ Stock Market(Registered Mark) under the symbol TRON. There were 897 shareholders of record on January 4, 1999. High and low sales prices and dividends declared by quarter for the last two years were:
                                     1998                            1997
                1998 Market Price               1997 Market Price
                -----------------  Dividends   ------------------  Dividends
Quarter Ended      High     Low    Declared      High      Low     Declared
-------------     -----    -----   ---------   ------     -----    ---------
March 31. . . . . $6.88    $4.56     $0.02      $6.25     $3.88     $0.02
June 30 . . . . . $6.88    $5.00     $0.02      $5.38     $3.50     $0.02
September 30. . . $6.88    $3.25     $0.00      $5.50     $3.94     $0.02
December 31 . . . $4.88    $2.50     $0.00      $5.88     $4.13     $0.02

Item 6.  Selected Financial Data.

(dollars in thousands, except per share data)
                               1998      1997      1996      1995       1994
                             --------  --------  --------  --------  --------
Net Sales . . . . . . . . . . $57,214   $65,150   $62,401   $49,565   $39,090
Net Income (Loss) . . . . . .($ 1,196)  $ 2,051   $ 1,112   $ 2,303   $ 1,734
Return on Sales . . . . . . .   (2.1%)     3.1%      1.8%      4.6%      4.4%
Shareholders' Equity  . . . . $21,541   $22,867   $21,042   $20,142   $18,007
Return on Beginning
 Shareholders' Equity . . . .   (5.2%)     9.7%      5.5%     12.8%     10.9%
Total Assets  . . . . . . . . $39,201   $42,192   $40,796   $40,464   $27,146
Long-Term Debt  . . . . . . . $ 5,700   $ 8,250   $ 9,908   $10,836   $ 3,525
Working Capital . . . . . . . $10,775   $13,646   $14,182   $16,486   $15,385
Per Common Share:
Earnings (Loss) - Basic . . .($  0.17)  $  0.29   $  0.16   $  0.33   $  0.25
Earnings (Loss) - Diluted . .($  0.17)  $  0.29   $  0.16   $  0.32   $  0.24
Dividends Declared. . . . . . $  0.04   $  0.08   $  0.08   $  0.08   $  None
Book Value  . . . . . . . . . $  3.01   $  3.21   $  3.01   $  2.90   $  2.61

The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). For further discussion of earnings per share and the impact of SFAS 128, see Notes to the Consolidated Financial Statements.

All amounts prior to 1996 have been restated to reflect the acquisition of the Herrmidifier Company in August 1996 which was accounted for as a pooling of interest. The restated financial and performance highlights for 1995 and 1994 above include the historical financial statements of Herrmidifier Company for the years ended December 31, 1995 and 1994. Past performance may not be indicative of future results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the year 1998 were $57,214,000, a 12% decrease from the $65,150,000 recorded in 1997. On a year to year basis, the Company experienced a decline in sales in all segments. All segments were impacted by the Asian economic crisis which caused lower shipments to that region of the world. The consumer products segments also declined as a result of 20% lower shipments to a major retailer, offset by an improvement in shipments of the Company's residential product line. Additionally, the cleanroom products segment was impacted by a sharp decline in the semiconductor capital equipment market. However, during the fourth quarter of 1998 the Company experienced an improvement in most product segments as compared to the third quarter of 1998.

Net sales in 1996 were $62,401,000. The primary reasons for the 4% increase in 1997, to $65,150,000, include a 29% increase in the Company's sales of appliance products within its Consumer Products segment due to the introduction of a new line of appliance products during 1997 and a 15% increase in sales of the Company's traditional commercial/industrial product lines on which the Company placed additional focus and emphasis.

Consolidated gross profit as a percentage of sales in 1998 increased over 1997, improving from 33.7% to 35.0% for the year, mainly due to product mix and cost controls. Due to competition, all Company segments experienced pricing pressures however, as a result of significant cost reductions and Value Analysis programs, all segments realized an increase in the gross profit percentage. The completed consolidation of the Lancaster, Pennsylvania manufacturing facility into the Sanford, North Carolina facility was a major profit improvement effort undertaken during 1998. In addition, profit improvements were made through the implementation of tooling and die changes thereby eliminating direct and indirect labor costs. Value Analysis programs are formal meetings conducted by the Company where teams (consisting of employees from manufacturing, accounting, engineering, and sales) are assigned the task of analyzing the composition of individual products; including the function of each component of the product, the manufacturing processes utilized and the related costs of each element analyzed. Specifically, five individual Value Analysis programs were conducted during 1998 which led to the Company making design improvements on its new line of appliance products, one residential product, two commercial/industrial products, and the MAC10(Registered Mark) patented cleanroom product.

Consolidated gross profit as a percentage of sales in 1997 improved slightly over 1996, coming in at 33.7% for 1997 as compared to 33.5% the year before. Operating improvements were recorded by both acquisitions, Envirco and Herrmidifier. Profit improvement programs and Value Analysis activities, as described above, included the relocation of the Herrmidifier residential products manufacturing line as well as design improvements to several of the Company's products. Two Value Analysis sessions were held in 1997. Improvements generated were partially offset by start up production costs associated with the introduction of the new line of appliance products.

Selling, administration and engineering expenses were $516,000 lower in 1998 than in 1997 and $218,000 lower than in 1996 due to lower sales volumes and cost controls. As a percentage of sales, selling, administration and engineering expenses were 30.7% in 1998 in comparison to 27.8% and 28.5% in 1997 and 1996, respectively. The primary reason for the reduced spending and increases as a percentage of sales is related directly to the lower sales volume in 1998 as compared to 1997 and 1996. In order to control operating expenses, throughout 1998 the Company made adjustments in its levels of spending and manpower at all domestic operations in response to the reduced sales volumes. The Company continues to maintain its spending in research and development efforts.

Interest expense during 1998 was $828,000 as compared to $978,000 in 1997 and $856,000 in 1996. The decrease in 1998 was due to a reduction in debt. The increase in 1997 was due to incremental borrowings used primarily to fund capital expenditures. In aggregate, the weighted average interest paid was approximately 7.7% in 1998, 7.5% in 1997 and 7.3% in 1996. The increase in 1998 is due to a change in the basis point spread of interest rates as directed by the existing credit agreement whereas the increase in 1997 from 1996 is primarily due to the Company entering into an interest rate hedge agreement on $6,000,000.

Amortization expense was $344,000 for 1998, 1997 and 1996 reflecting the amortization of goodwill recorded for the purchase of Envirco.

On August 14, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with McLeod Russel Holdings PLC ("McLeod Russel") and McLeod Russel of Pennsylvania, Inc. ("Sub"), a wholly owned subsidiary of McLeod Russel. On October 14, 1998, the Company, McLeod Russel, and Sub mutually agreed to terminate the Merger Agreement and entered into a Mutual

Release and Termination Agreement. There were no fees paid between the companies.

The Company recorded charges for the $2,900,000 settlement on August 10, 1998 for the lawsuit filed by Carico International, of which one-half was paid in September 1998 and one-half was paid in January 1999. The Company also recorded charges of $1,022,000 for: legal, accounting and investment banking advice related the merger with McLeod Russel and its subsequent termination; legal fees in connection with the Carico settlement; and charges in connection with the completed consolidation effort of the Company's humidification product line into its Sanford manufacturing facility. In addition, a credit of $325,000 was recorded for the recovery of legal costs associated with the Carico lawsuit. In 1996, a one time acquisition expense of $414,000 was directly related to the Herrmidifier acquisition in August of 1996 for legal, accounting and investment banking fees.

Due to the above non-recurring charges and additional research and development tax credits, the Company reported a loss before income taxes in 1998 thereby generating a tax benefit of $982,000 for the year. Income taxes were $662,000 and $502,000, or an effective rate of 24.4% and 31.1% in 1997 and 1996, respectively. This reduction in the effective income tax rate between these two periods is primarily attributable to the profits posted by the Company's subsidiary in the United Kingdom offset by the utilization of related tax loss carryforwards and research and development tax credits taken in 1997.

In 1998, the Company reported a net loss of $1,196,000 for the year. This performance as compared to the prior year was due primarily to the non-recurring charges and, to a lesser extent, the lower sales volume. Net income for the year ended 1997 was $2,051,000 as compared to $1,112,000 in 1996. The 84% improvement in 1997 was the result of the previously mentioned increase in sales, favorable gross profit and operating expenses as a percentage of sales, and the lower effective rate in income taxes. The resulting basic and diluted earnings (loss) per share were the same in 1998, or ($0.17) per share, the same in 1997, or $0.29 per share, and the same in 1996, or $0.16 per share.

Liquidity and Sources of Capital

Cash flow provided by operating activities was sufficient to fund working capital requirements. Net capital expenditures during 1998 were $1,016,000 as compared to $2,998,000 in 1997. This level of spending is significantly below recent years and reflects the Company's deliberate control on spending during 1998 in light of its financial performance. During 1998, the Company continued to invest in tooling, machinery and equipment in order to lower manufacturing costs and streamline production processes. The Company's cash balance decreased from $2,979,000 to $2,158,000 during the year primarily due to debt repayment. The level of cash was required to satisfy the aforementioned payment related to the Carico lawsuit which was due and paid in early January of 1999. The Company continues to improve asset management as accounts receivable days outstanding improved by 11% and inventories declined by $394,000. Working capital declined to $10,775,000 in 1998 as compared to $13,646,000 in 1997 and the ratio of current assets to current liabilities is at 1.9 to 1 as compared to 2.2 to 1 a year ago. The Company will continue to take measures to improve asset and resource management.

The Company had an unsecured line of credit with Wachovia Bank of North Carolina, N.A. which was comprised of an $8,000,000 revolving line of credit and a $10,000,000 fixed term component. The revolving line of credit component expires in March 1999. The term component has $5,000,000 outstanding as of December 31, 1998, and is payable in four equal installments of $1,250,000 on each of March 1999, September 1999, March 2000 and September 2000. On March 19, 1999 the Company entered into a new secured credit agreement with its lender which replaced and refinanced the existing agreement. Under the new facility, any amounts outstanding under the facility are secured by the accounts receivable, inventory and general intangibles of the Company. The maximum amount available under the revolving line of credit has been reduced to $5,000,000. The terms of the agreement contain among other provisions, requirements for maintaining certain net worth and other financial ratios and specific limits or restrictions on additional indebtedness.

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

The Company uses numerous software applications and computer programs throughout the various functions within it organization which may require modification in order to address the Year 2000 issues. The significant systems identified include: the primary computer system (IBM AS400) which maintains the Company's sales, accounting and inventory records and transactions in Sanford, North Carolina, its primary manufacturing and headquarters location; the networked personal computer systems which maintain engineering design software, electronic mail, and various support subsystems including sales, accounting and inventory transactions at the other Company locations; individual personal computers utilizing standard, off-the-shelf software; and embedded non-IT microprocessors contained in production machinery, office equipment and other such devices.

Over 90% of the software and computer programs used by the Company are standard off-the-shelf applications, all of which has been or will be deemed by the Company's software providers to be Year 2000 compliant by the provider. The remaining custom software applications and code are currently undergoing a comprehensive review and correction process which will prepare them for compliance in mid-1999. The Company is assessing and evaluating its non-IT systems, but does not believe that Year 2000 issues with respect to the systems will have a material adverse effect on the Company's business, financial condition or results of operations. The Company expects to remediate and test its non-IT systems by mid-1999.

The Company is currently in the process of assessing and evaluating its materially significant customers and suppliers of goods and services to determine the ability of those entities to achieve Year 2000 compliance. As part of the process, the Company will distribute Year 2000 compliance questionnaires to its materially significant customers and suppliers and will evaluate their responses. The Company will continue to assess and evaluate the potential impact of Year 2000 issues on these entities and expects to complete this process by mid-1999.

The Company has employed third party providers in its efforts to address its Year 2000 issues in conjunction with the Company's own information technology staff. Excluding the costs for the Company's own information technology personnel, the total cost of compliance is expected to be approximately $262,000 (of which $75,000 will be a capital expenditure) with $114,000 having been expended through December 31, 1998. All costs (except capital) have been and will be expensed as incurred and will be funded out of normal operating cash flows.

Excluding any possible catastrophic events such as the loss of utilities or banking, financial or communications services, the potential risks known to the Company at this time are primarily limited to delays, disruptions or losses resulting from information bottlenecks and the lack of computer processing power. In order to mitigate the risk to the greatest extent possible, the Company will be prepared to track mission-critical information manually. Such information includes recording customer orders, purchasing needed materials from suppliers, issuing payments for purchases/payroll, and creating customer invoices/ collections. The Company believes its current workforce and the employment pool available in the area is sufficiently skilled to accommodate such a demand. Although the Company has few sole-source components, in the case of vendors or suppliers that are found to be non compliant, the Company will either ensure stocking levels of related inventory items are increased or identify and certify alternative suppliers prior to January 2000. The Company will continue to evaluate its contingency planning activities as more information becomes available. At this time, the total cost of the risks is not anticipated to have a material adverse effect on the business, financial condition or results of operations of the Company.

Euro Conversion

On January 1, 1999 eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. Between January 1, 1999 and December 31, 2001, the Euro will be used solely for non-cash transactions. During this time period, the Euro will be traded on currency exchanges and will be the basis of valuing legacy currencies. The legacy currencies will continue to be legal tender. Beginning January 1, 2002, the Participating Countries will issue new Euro-denominated bills and coins denominated in the legacy currencies. The legacy currencies will then no longer be legal tender for any transactions.

The Company exports a portion of its sales to countries that are Participating Countries, especially from its European Operations. As the European pricing policy has historically included some pricing in local currencies, the Company believes that as a result of the Euro conversion the uncertainty of the effect of exchange fluctuations will be reduced. The Company believes that the conversion to the Euro will eliminate much of the advantage or disadvantage coming from exchange rate fluctuation resulting from transactions involving legacy currencies in Participating Countries. Accordingly, competitiveness will be solely on price, quality and service. While the Company believes the increased competitiveness based on these factors will provide the Company with a strategic advantage over smaller local companies, it cannot assess the magnitude of this impact on its operations.

The Company's Euro conversion plan provides for the invoicing of products in both local currencies and the Euro beginning January 1, 1999.

The foregoing discussion contains forward-looking statements regarding the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that might cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following: generally adverse economic and industry conditions, including a decline in demand for IAQ products or significant changes in preferences in or use of such products; changes in the competitive environment, including increased competition in the Company's primary markets and consolidation in the air quality industry; economic or political changes in the countries in which the Company operates or adverse trade regulations; and non-availability of resources for the Company, or its suppliers and customers, to complete their respective Year 2000 compliance effectively.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to the sale of product to foreign customers, the acquisition of raw materials and changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has entered into a financial instrument to manage and reduce the impact of changes in interest rates.

The fair value of the Company's debt was $10.7 million. Market risk was estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in the Company's estimated weighted average borrowing rate at December 31, 1998. To minimize the effects of interest rate fluctuations, the Company entered into an interest rate hedge agreement covering $6 million. The agreement locks in at a specific interest rate. If the prevailing market interest rate increases, the Company is reimbursed for the difference between the locked rate and the prevailing market rate on a quarterly basis. If the prevailing market interest rate decreases, the Company pays the difference between the locked rate and the prevailing market rate on a quarterly basis. At the aforementioned hypothetical 10% fluctuation, the impact of changes in interest rates on the Company's financial condition or results of operations was not material.

The Company's financial position is effected by fluctuations in the value of its subsidiaries' functional currency. The result of a uniform 10% change in the value of the U.S. dollar relative to countries in which the Company manufactures or sells its products would be a translation loss of approximately $196.000. Changes in exchange rates also effect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels of local currency prices.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and the report of independent auditors are set forth below. Information required by Item 302, "Supplementary Data," is set forth in Note K of the Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
TRION, INC. AND SUBSIDIARIES
(in thousands, except per share amounts)         Year Ended December 31
                                               1998       1997       1996
                                             -------    -------    -------
Net Sales . . . . . . . . . . . . . . . . .  $57,214    $65,150    $62,401
                                             -------    -------    -------
Cost and expenses:
    Cost of products sold . . . . . . . . .   37,201     43,171     41,487
    Selling, administration
      and engineering expenses. . . . . . .   17,574     18,090     17,792
    Interest  . . . . . . . . . . . . . . .      828        978        856
    Amortization  . . . . . . . . . . . . .      344        344        344
    Non-recurring charges . . . . . . . . .    3,597        --         414
    Other expense (income), net . . . . . .     (152)      (146)      (106)
                                             -------    -------    -------
                                              59,392     62,437     60,787
                                             -------    -------    -------
Income (loss) before income taxes . . . . .   (2,178)     2,713      1,614
                                             -------    -------    -------
Income tax expense (benefit):
    Current . . . . . . . . . . . . . . . .     (831)       716        685
    Deferred  . . . . . . . . . . . . . . .     (151)       (54)      (183)
                                             -------    -------    -------
                                                (982)       662        502
                                             -------    -------    -------
Net income (loss) for the year. . . . . . . ($ 1,196)   $ 2,051    $ 1,112
                                             =======    =======    =======
Earnings (loss) per share of common stock -
           basic. . . . . . . . . . . . . . ($  0.17)   $  0.29    $  0.16
                                             =======    =======    =======
Earnings (loss) per share of common stock -
           assuming dilution. . . . . . . . ($  0.17)   $  0.29    $  0.16
                                             =======    =======    =======

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
TRION, INC. AND SUBSIDIARIES
(in thousands)                                   Year Ended December 31
                                               1998       1997       1996

Net income (loss) . . . . . . . . . . . . . ($ 1,196)   $ 2,051    $ 1,112
Other comprehensive income, net of tax:
  Foreign currency translation adjustments.       35       (159)       153
                                             -------    -------    -------
Comprehensive income (loss) . . . . . . . . ($ 1,161)   $ 1,892    $ 1,265
                                             =======    =======    =======

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
TRION, INC. AND SUBSIDIARIES
(in thousands)
                                  ASSETS                    December 31
                                                          1998        1997
                                                        -------     -------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . .       $ 2,158     $ 2,979
  Trade accounts receivable less allowance for
    doubtful accounts: ($317,000 in 1998 and
    $454,000 in 1997) . . . . . . . . . . . . . .         9,964      11,815
  Inventories . . . . . . . . . . . . . . . . . .         8,834       9,228
  Refundable income taxes . . . . . . . . . . . .           994         --
  Prepaid expenses and other current assets . . .           694         536
  Deferred current income taxes . . . . . . . . .            91         163
                                                        -------     -------
     Total current assets . . . . . . . . . . . .        22,735      24,721
                                                        -------     -------

PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . .            78          78
  Buildings . . . . . . . . . . . . . . . . . . .         5,408       5,428
  Equipment . . . . . . . . . . . . . . . . . . .        19,663      19,810
  Allowance for depreciation  . . . . . . . . . .       (15,549)    (14,861)
                                                        -------     -------
                                                          9,600      10,455
                                                        -------     -------
OTHER ASSETS
  Goodwill less accumulated amortization:
    ($1,174,000 in 1998 and $830,000 in 1997) . .         5,705       6,049
  Deferred income taxes . . . . . . . . . . . . .           546         323
  Other non-current assets  . . . . . . . . . . .           615         644
                                                        -------     -------
                                                          6,866       7,016
                                                        -------     -------
                                                        $39,201     $42,192
                                                        =======     =======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable  . . . . . . . . . . . . . . .       $ 2,198     $ 2,714
  Note Payable  . . . . . . . . . . . . . . . . .         1,450         --
  Revolving line of credit. . . . . . . . . . . .         2,500       2,000
  Accrued expenses:
    Compensation and fringes  . . . . . . . . . .         1,027       1,653
    Selling and promotions  . . . . . . . . . . .           540         685
    Other . . . . . . . . . . . . . . . . . . . .         1,745       1,322
  Income taxes  . . . . . . . . . . . . . . . . .           --          193
  Current portion of long-term debt . . . . . . .         2,500       2,508
                                                        -------     -------
    Total current liabilities . . . . . . . . . .        11,960      11,075
LONG-TERM DEBT  . . . . . . . . . . . . . . . . .         5,700       8,250
                                                        -------     -------
                                                         17,660      19,325
                                                        -------     -------
SHAREHOLDERS' EQUITY
  Common stock, par value $0.50 a share:
    Authorized 20,000,000 shares
    Issued and outstanding: (7,149,247 in 1998
      and 7,128,797 in 1997). . . . . . . . . . .         3,575       3,564
  Additional paid-in capital  . . . . . . . . . .         1,558       1,448
  Retained earnings . . . . . . . . . . . . . . .        16,199      17,681
  Accumulated other comprehensive income. . . . .           209         174
                                                        -------     -------
                                                         21,541      22,867
                                                        -------     -------
                                                        $39,201     $42,192
                                                        =======     =======

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
TRION, INC. AND SUBSIDIARIES
(in thousands, except shares outstanding)

                                             Year Ended December 31
                                          1998        1997        1996
                                        ---------   ---------   ---------
Shares Outstanding:
 Balance at beginning of year . . . . . 7,128,797   6,997,519   6,951,483
 Board of Directors retainer fee. . . .    11,983       7,578       4,440
 Exercise of stock options. . . . . . .     8,467     123,700      41,596
                                        ---------   ---------   ---------
 Balance at end of year . . . . . . . . 7,149,247   7,128,797   6,997,519
                                        =========   =========   =========
Common Stock:
 Balance at beginning of year . . . . . $   3,564   $   3,499   $   3,476
 Board of Directors retainer fee. . . .         6           4           2
 Exercise of stock options. . . . . . .         5          61          21
                                        ---------   ---------   ---------
 Balance at end of year . . . . . . . .     3,575       3,564       3,499
                                        ---------   ---------   ---------

Additional paid in capital:
 Balance at beginning of year . . . . .     1,448       1,017         869
 Board of Directors retainer fee. . . .        67          32          26
 Exercise of stock options. . . . . . .        43         399         122
                                        ---------   ---------   ---------
 Balance at end of year . . . . . . . .     1,558       1,448       1,017
                                        ---------   ---------   ---------

Retained Earnings:
 Balance at beginning of year . . . . .    17,681      16,193      15,620
 Net income (loss). . . . . . . . . . .    (1,196)      2,051       1,112
 Dividends declared:
  ($0.04 per share in 1998 and
   $0.08 per share in 1997 & 1996). . .      (286)       (563)       (539)
                                        ---------   ---------   ---------
 Balance at end of year . . . . . . . .    16,199      17,681      16,193
                                        ---------   ---------   ---------

Accumulated other comprehensive income:
 Balance at beginning of year . . . . .       174         333         180
 Translation adjustments for the year .        35        (159)        153
                                        ---------   ---------   ---------
 Balance at end of year . . . . . . . .       209         174         333
                                        ---------   ---------   ---------

                                        ---------   ---------   ---------
Shareholders' Equity at End of Year . . $  21,541   $  22,867   $  21,042
                                        =========   =========   =========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
TRION, INC. AND SUBSIDIARIES
(in thousands)
                                                     Year Ended December 31
                                                    1998      1997      1996
                                                  --------  --------   -------
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . .($1,196)   $2,051    $1,112
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation  . . . . . . . . . . . . . . . .  1,871     1,753     1,442
     Amortization  . . . . . . . . . . . . . . . .    344       344       344
     Deferred income taxes . . . . . . . . . . . .   (151)      (54)     (183)
     Non-recurring charge - litigation settlement.  1,450       --        --
     Changes in operating assets and liabilities:
       Accounts receivable . . . . . . . . . . . .  1,851      (165)    1,436
       Refundable income taxes . . . . . . . . . .   (994)      --        --
       Inventory and prepaid expenses  . . . . . .    265       617     1,073
       Accounts payable and accrued expenses . . .   (915)      385    (1,829)
     Foreign currency transaction loss (gain)  . .    (54)      (71)      (68)
                                                  -------   -------    ------
       Net cash provided by operating activities .  2,471     4,860     3,327
                                                  -------   -------    ------

INVESTING ACTIVITIES
  Purchases of property, plant and equipment(net). (1,016)   (2,998)   (3,149)
                                                  -------   -------    ------
       Net cash used by investing activities . . . (1,016)   (2,998)   (3,149)
                                                  -------   -------    ------

FINANCING ACTIVITIES
  Net proceeds from master credit facility . . . .    500     2,200     3,500
  Principal payments on long-term debt . . . . . . (2,558)   (3,014)   (1,901)
  Stock issued . . . . . . . . . . . . . . . . . .    121       496       174
  Cash dividends paid  . . . . . . . . . . . . . .   (428)     (563)     (528)
                                                  -------   -------    ------
       Net cash provided (used) by
         financing activities  . . . . . . . . . . (2,365)     (881)    1,245
                                                  -------   -------    ------
Effect of foreign exchange rate changes on cash  .     89       (75)      153
                                                  -------   -------    ------
Increase (decrease) in cash  . . . . . . . . . . .   (821)      906     1,576

Cash at beginning of year  . . . . . . . . . . . .  2,979     2,073       497
                                                  -------   -------    ------
Cash at end of year  . . . . . . . . . . . . . . . $2,158    $2,979    $2,073
                                                  =======   =======    ======

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ACCOUNTING POLICIES

Operations: The Company is principally engaged in the design, manufacture and sale of equipment to improve the quality of indoor air in the residential, commercial and industrial markets, and equipment to electrostatically distribute micro-thin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed process lines.

Translation of Foreign Currencies: Assets and liabilities of foreign subsidiaries are translated using year-end exchange rates and revenues and expenses are translated using a weighted average exchange rate for the year. Unrealized currency translation adjustments are recorded as a component of shareholders' equity and are not included in income until realized.

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

Interest Rate Hedge Agreement: The interest rate differential to be paid or received as a result of the interest rate hedge agreement is paid quarterly and recognized as an adjustment to interest expense. (See Note F)

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out method for domestic inventories and by the first-in, first-out method for all other inventories. Obsolete or slow moving inventory is written off or written down when it is determined that the carrying value of the particular item exceeds realizable value.

Property, Plant and Equipment: Property, plant and equipment are carried at cost. Depreciation is computed by the straight-line method. The range of the estimated lives used in depreciating buildings are 25 to 40 years and for equipment 4 to 10 years.

Intangible and Long-Lived Assets: The carrying value of intangible and long-lived assets are reviewed if the facts and circumstances indicate impairment of their carrying value. The Company's policy for the valuation of intangibles and long-lived assets is to calculate the undiscounted projected future cash flows expected to be generated over the life of the intangibles. Any impairment in the carrying value of such intangibles is recorded when identified. Goodwill is amortized on a straight line basis over 20 years.

Pension and Savings Plans: The Company has one noncontributory defined benefit pension plan and three defined contribution profit sharing plans covering eligible employees. Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The provisions of SFAS 132 revise employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. (See Note J)

Net Sales: The Company recognizes revenues on product sales when goods are shipped although the Company may delay recognition of revenue at the time of physical shipment due to various contractual issues including, but not limited to, extension of payment terms, passage of title and risk of loss. Upon meeting all required criteria, the Company may also recognize revenues on a bill and hold basis however, the Company did not have any bill and hold transactions during 1998, 1997 or 1996.

Advertising Costs: It is the Company's policy to expense all advertising costs in the year the advertising occurs. Advertising expenses were $1,091,000, $784,000, and $764,000 for the years 1998, 1997 and 1996, respectively.

Research and Development Expenses: Included in selling, administration and engineering expenses is $1,337,000, $1,328,000 and $1,259,000 for research and development in the years 1998, 1997 and 1996, respectively. It is a policy of the Company to expense research and development costs in the year incurred.

Warranty Expenses: The Company has a warranty reserve which has been established at a percentage of cost of sales. This percentage, which is subject to regular review, is based on the history of warranty expenses incurred.

Comprehensive Income: As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available for sale securities and foreign currency translation adjustments, which prior adoption were reported separately in shareholders' equity to be included in other comprehensive income. All adjustments made between net income and comprehensive income for the Company are attributed to foreign currency translation. Prior year financial statements presented conform to the requirements of SFAS 130.

Derivatives: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. Since the Company does not enter into derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

Statement of Cash Flows: For purposes of this statement, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Segment Information: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. (See Note N)

Reclassification: Certain amounts in 1997 and 1996 have been reclassified to conform to present classifications. These reclassifications have no effect on previously reported shareholders' equity or financial results.

NOTE B - NON-RECURRING CHARGES

On August 14, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with McLeod Russel Holdings PLC ("McLeod Russel") and McLeod Russel of Pennsylvania, Inc. ("Sub"), a wholly owned subsidiary of McLeod Russel. On October 14, 1998, the Company, McLeod Russel, and Sub mutually agreed to terminate the Merger Agreement and entered into a Mutual Release and Termination Agreement. There were no fees paid between the companies.

The Company recorded charges for the $2,900,000 settlement on August 10, 1998 for the lawsuit filed by Carico International, of which one-half was paid in September 1998 and one-half was paid in January 1999. The Company also recorded charges of $1,022,000 for: legal, accounting and investment banking advice related the merger with McLeod Russel and its subsequent termination; legal fees in connection with the Carico settlement; and charges in connection with the completed consolidation effort of the Company's humidification product line into its Sanford manufacturing facility. In addition, a credit of $325,000 was recorded for the recovery of legal costs associated with the Carico lawsuit.

NOTE C - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:
                                             1998         1997         1996
                                         -----------  -----------  -----------
Numerator for basic and diluted
    earnings (loss) per share:
    Net income (loss). . . . . . . . . .($ 1,196,000) $ 2,051,000  $ 1,112,000
Denominator:
    Denominator for basic earnings per
    share-weighted average shares: . . .   7,143,245    7,031,432    6,976,252
    Effect of dilutive securities:
        Employee stock options . . . . .      N/A         147,539      172,256
                                         -----------   ----------  -----------
    Denominator for diluted earnings
    per share - adjusted weighted average
    shares and assumed conversions . . .   7,143,245    7,178,971    7,148,508
                                         ===========   ==========  ===========
Basic earnings (loss) per share. . . . . $     (0.17) $      0.29  $      0.16
                                         ===========   ==========  ===========
Diluted earnings (loss) per share. . . . $     (0.17) $      0.29  $      0.16
                                         ===========   ==========  ===========

NOTE D - ACQUISITIONS
On August 30, 1996, the Company acquired 100% of the outstanding stock of Herrmidifier Company, Inc. (Herrmidifier) located in Lancaster, Pennsylvania for 500,000 shares of the Company's Common Stock. Related to this transaction, the Company recognized approximately $414,000 in one-time transaction costs. The transaction was accounted for by the pooling of interest method, and accordingly, the 1996 consolidated financial statements for the periods presented were restated to include Herrmidifier.

NOTE E - INVENTORIES

(in thousands)                                    1998        1997
                                                -------     -------
Raw materials . . . . . . . . . . . . . . . .   $ 4,454     $ 5,169
Work in process and finished products . . . .     4,380       4,059
                                                -------     -------
                                                $ 8,834     $ 9,228
                                                =======     =======

If the first-in, first-out method of accounting for cost had been used for domestic inventories, inventories would have been approximately $405,000 and $364,000 more at December 31, 1998 and 1997, respectively.

NOTE F - LINE OF CREDIT/LONG-TERM DEBT

In September 1995, the Company obtained a master credit facility in the United States which allows the Company to borrow up to $18,000,000 at the London Interbank Offering Rate of interest plus 1.25% to 2.00%. The structure of this master credit facility included an $8,000,000 thirty six (36) month revolving line of credit and a $10,000,000 sixty (60) month declining balance term loan with 12.5% of the balance as of March 1997 payable every six months beginning March 1997. The revolver component expires in March 1999. As of December 31, 1998 and 1997, the amount outstanding on the revolving line of credit was $2,500,000 and $2,000,000, respectively, and the amount outstanding on the term portion was $5,000,000 and $7,500,000, respectively.

On March 19, 1999 the Company entered into a new secured credit agreement with its lender which replaced and refinanced the existing agreement. Under the new facility, any amounts outstanding under the facility are secured by the accounts receivable, inventory and general intangibles of the Company. The maximum amount available under the revolving line of credit has been reduced to $5,000,000. The terms of the agreement contain among other provisions, requirements for maintaining certain net worth and other financial ratios and specific limits or restrictions on additional indebtedness.

Long-term debt for the periods is comprised of the following:

(in thousands)                                            1998        1997
                                                        -------     -------
Term Loan . . . . . . . . . . . . . . . . . . . . . . . $ 5,000     $ 7,500
Industrial Development Revenue Refunding Bonds, 1995. .   3,200       3,200
Other . . . . . . . . . . . . . . . . . . . . . . . . .     --           58
                                                        -------     -------
                                                          8,200      10,758
Less: Current portion of long-term debt . . . . . . . .   2,500       2,508
                                                        -------     -------
Total long-term debt  . . . . . . . . . . . . . . . . . $ 5,700     $ 8,250
                                                        =======     =======

In aggregate, the weighted average interest rate paid during 1998 was 7.7% and 7.5% in 1997. The industrial development revenue refunding bonds, due in November of 2011, bear interest, inclusive of fees for the letter of credit, remarketing, and other financing charges, of approximately 5.0% and require no principal payments until maturity. The bonds are secured by the Sanford facility, including real property and equipment. Maturities on long-term debt over the next five years are as follows: 1999 - $2,500,000; 2000 - $2,500,000;
and 2001 through 2003 - $0. As of December 31, 1998, the Company had recorded a $1,450,000 note payable due January 1999 associated with the non-recurring charges. In order to reduce the impact of fluctuations in interest rates on its floating rate debt the Company entered into an interest rate hedge agreement. On December 31, 1998, the Company had one interest rate hedge agreement outstanding. In 1998, it effectively fixed the rate of interest on $6,000,000 of debt at a rate of 8.2%. The hedge agreement expires in 1999.

NOTE G - LEASES

The Company currently leases a 45,000 square foot facility in Albuquerque, New Mexico which houses Envirco. The lease may be terminated at the Company's option with six months notice. The Company has evaluated the alternatives and options available and, during the first quarter of 1999, located a replacement facility and expects it will be relocating to a new 63,000 square foot leased facility in Albuquerque during the third quarter of 1999. In May 1998, the lease on the Lancaster facility expired and the Company consolidated remaining operations into its Sanford, North Carolina facility.

In addition, the Company leases a small amount of other equipment. Total lease payments were $438,000 in 1998, $548,000 in 1997, and $546,000 in 1996. Future
minimum lease payments in effect at December 31, 1998 are as follows:

    1999                   $ 368,000
    2000                     200,000
    2001                      65,000
    2002                      47,000
    2003 and thereafter       82,000
                           ---------
Total                      $ 762,000
                           =========

NOTE H - INCOME TAXES

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

Income (loss) before income taxes consisted of the following:

(in thousands)         1998                  1997                  1996
                     -------               -------               -------
Domestic . . . . .  ($ 2,836)              $ 2,127               $   841
Foreign  . . . . .       658                   586                   773
                     -------               -------               -------
                    ($ 2,178)              $ 2,713               $ 1,614
                     =======               =======               =======

Federal, foreign and state income tax expenses (benefit) consisted of the following:


(in thousands)         1998                  1997                  1996
                 -----------------     ------------------    -----------------
                 Current  Deferred     Current   Deferred    Current  Deferred
                 -------  --------     -------   --------    -------  --------
Federal ....   ($   945)  $   116     $   559   $     18    $   592  ($    48)
Foreign.....         --      (106)         (2)       (70)         2      (131)
State ......        114      (161)        159         (2)        91        (4)
                -------   -------     -------   --------    -------   -------
               ($   831) ($   151)    $   716  ($     54)   $   685  ($   183)
                =======   =======     =======   ========    =======   =======

Income tax payments were $361,000 in 1998, $565,000 in 1997, and $772,000 in
1996.

Significant components of the Company's deferred tax liabilities and assets consisted of the following:
(in thousands)                                         1998         1997
                                                     -------      -------
Deferred tax liabilities:
  Tax over book depreciation and amortization . .    $   653      $   571
  Prepaid expenses. . . . . . . . . . . . . . . .         33           74
                                                     -------      -------
  Total liabilities . . . . . . . . . . . . . . .        686          645
                                                     -------      -------
Deferred tax assets:
  Foreign operating loss carryforward   . . . . . .      512          671
  Product warranty reserve  . . . . . . . . . . . .      158          172
  Inventory reserve (including UCR) . . . . . . . .      338          277
  Allowances for doubtful accounts  . . . . . . . .       80          134
  State operating loss carry forward. . . . . . . .      189           --
  Other reserves  . . . . . . . . . . . . . . . . .      251          347
                                                     -------      -------
  Total assets  . . . . . . . . . . . . . . . . . .    1,528        1,601
  Valuation allowance . . . . . . . . . . . . . . .     (205)        (470)
                                                     -------      -------
  Net deferred tax assets . . . . . . . . . . . . .    1,323        1,131
                                                     -------      -------
Net asset . . . . . . . . . . . . . . . . . . . . .  $   637      $   486
                                                     =======      =======

At December 31, 1998, the Company had operating loss carryforwards of $1,372,000 in England that are available indefinitely to offset future taxable income of that subsidiary. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to the carryforward and the change in the valuation allowance relates to the utilization of this carryforward.

Income tax expense (benefit) to the statutory rate reconciliation follows:
(in thousands)                                  1998        1997       1996
                                              -------     -------    -------
Statutory rate  . . . . . . . . . . . . . .  ($   741)    $   923    $   549
Tax difference of foreign subsidiaries
  primarily related to effect of tax
  benefits on operating losses  . . . . . .      (330)       (201)      (261)
Non-deductible acquisition expenses . . . .       --          --         141
Other . . . . . . . . . . . . . . . . . . .        89         (60)        73
                                              -------     -------    -------
Total income tax expense (benefit). . . . .  ($   982)    $   662    $   502
                                              =======     =======    =======

NOTE I - STOCK OPTIONS
At December 31, 1998, the Company had two incentive stock option plans in effect - the "1985 Plan" and the "1995 Plan." Options to purchase shares of common stock may be granted to officers and other key executives at prices not less than the fair market value of the stock on the date of grant for a term of up to ten years at the discretion of the Board of Directors. A summary of transactions relating to options during 1998 and 1997 follows:

                                           Shares    Price Range      Value
                                          -------   -------------  ----------

Balance December 31, 1996 . . . . . . . . 205,745   $2.88 - $6.13  $1,003,703
Granted . . . . . . . . . . . . . . . . .  42,530   $5.00 - $5.25     222,658
Exercised . . . . . . . . . . . . . . . . (67,000)  $2.88 - $3.75    (242,500)
Canceled. . . . . . . . . . . . . . . . .  (8,866)  $4.81 - $6.13     (48,814)
                                          -------                  ----------
Balance December 31, 1997 . . . . . . . . 172,409   $4.50 - $6.13  $  935,047
Granted . . . . . . . . . . . . . . . . .  96,500   $3.00 - $5.31     498,466
Exercised . . . . . . . . . . . . . . . .  (8,467)  $5.25 - $6.13     (47,865)
Canceled. . . . . . . . . . . . . . . . . (17,624)  $4.88 - $6.13     (91,410)
Expired . . . . . . . . . . . . . . . . .  (5,000)      $4.50         (22,500)
                                          -------                  ----------
Balance December 31, 1998 . . . . . . . . 237,818   $3.00 - $6.13  $1,271,738
                                          =======                  ==========
Exercisable at December 31, 1997  . . . .  91,242   $4.50 - $6.13  $  491,558
                                          =======                  ==========
Exercisable at December 31, 1998  . . . . 110,019   $4.81 - $6.13  $  603,881
                                          =======                  ==========

At December 31, 1998, there were no shares available for future grants under the 1985 Plan and 119,186 shares available under the 1995 Plan. As of December 31, 1998, the weighted average exercise price for all outstanding options above is $5.00 per share and the weighted average remaining contractual life is 2.6 years. All incentive stock options were granted for a period of five years and one-third of the shares may be exercised in each year following the date of grant.

In addition, during 1993, non-qualified stock options were granted for:
100,000 shares at $2.50 per share; 75,000 shares at $3.00 per share; and 70,000 at $3.13 per share. The market value on the date of grant of the 100,000 and 75,000 shares was $3.75 and the market value on the date of grant of 70,000 shares was $4.38. The option for 100,000 shares was granted for a period of five years. Vesting of the 100,000 shares was 25% per year commencing in May 1993. In 1995 and 1997, 43,300 and 56,700, respectively, of the 100,000 shares were exercised. The option for 75,000 shares was originally granted for a period of five years and during 1998 the period was extended to ten years and will now expire in 2003. The market price as of the date of extension was $4.88 per share. Vesting of the 75,000 shares was at 33 1/3% per year commencing May 1994. The options for 70,000 shares are for a period of ten years and were vested immediately. In 1996, non-qualified stock options were granted for 8,000 shares at $6.00 per share and 20,000 shares at $6.00 per share. 4,000 of these shares were canceled in 1997. The per share market value on the date of grant of the remaining 4,000 shares was $5.50 and the 20,000 shares was $6.13. The excess of market prices over grant prices at the date of grant are charged to expense over the respective vesting periods.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996, 1997 and 1998: risk free interest rate of 5.25%; a weighted average dividend yield of 0.00%; a volatility factor of .485; and an expected life of five years. The effects of applying SFAS 123 and pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstand-ing awards. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

(in thousands, except per share amounts)        1998      1997      1996
                                              --------  --------  --------
Pro forma net income                         ($  1,454) $  1,990  $  1,018
Pro forma earnings (loss) per share-basic    ($   0.20) $   0.28  $   0.15
Pro forma earnings (loss) per share-diluted  ($   0.20) $   0.28  $   0.15

The weighted average per share fair values of options granted in the year ended December 31, 1998, 1997 and 1996 were $5.15, $5.23 and $6.13, respectively.

NOTE J - PENSION AND SAVINGS PLANS

The Company provides a defined benefit pension plan to substantially all Sanford, North Carolina, employees. The following provides a reconciliation of projected benefit obligation, plan assets and funded status of the plan.

                                       1998          1997          1996
                                       ----          ----          ----
Change in benefit obligation:
Benefit obligation at
  beginning of year. . . . . . .   $ 4,931,418   $ 5,524,257   $ 5,446,047
Service cost . . . . . . . . . .           -         341,894       175,026
Interest cost. . . . . . . . . .       335,887       379,781       348,725
Amendments . . . . . . . . . . .           -              -             -
Actuarial (gains). . . . . . . .           -         (38,200)      (26,208)
Benefits paid. . . . . . . . . .       757,741     1,276,314       418,933
                                   -----------   -----------   -----------
Benefit obligation at
  end of year. . . . . . . . . .   $ 4,509,564   $ 4,931,418   $ 5,524,257
                                   ===========   ===========   ===========
Change in plan assets:
Fair value of plan assets at
  beginning of year. . . . . . .   $ 5,462,890   $ 6,405,211   $ 6,453,407
Actual return on plan assets . .       281,000       333,993       370,737
Benefits paid. . . . . . . . . .       757,741     1,276,314       418,933
                                   -----------   -----------   -----------
Benefit obligation at
  end of year. . . . . . . . . .   $ 4,986,149   $ 5,462,890    $ 6,405,211
                                   ===========   ===========   ===========

Funded (underfunded)
  status of the plan . . . . . .   $   476,585   $   531,472   $   880,954
Unrecognized transition
  obligation (asset) . . . . . .      (148,908)     (173,725)     (198,542)
Unrecognized prior service cost.           -             -          (8,819)
Unrecognized net (gain) loss . .      (341,616)     (380,408)     (434,798)
                                   -----------   -----------   -----------
Prepaid (accrued) benefit cost .   $   (13,939)  $   (22,661)   $  238,795
                                   ===========   ===========   ===========

The weighted average rate assumptions used in determining pension costs and the projected benefit obligation were:
                                       1998          1997          1996
                                       ----          ----          ----
Discount rate. . . . . . . . . .       7.00%         7.00%         7.00%
Expected return on plan assets .       6.00%         6.00%         6.00%
Rate of compensation increase. .       0.00%         0.00%         0.00%

Net periodic pension costs include the following components:

                                       1998          1997          1996
                                       ----          ----          ----
Service cost . . . . . . . . . .   $       -     $   341,894   $   175,026
Interest cost. . . . . . . . . .       335,887       379,781       348,725
Expected return on plan assets .      (319,792)     (378,383)     (372,633)
Amortization of unrecognized
  transition obligation (asset).       (24,817)      (24,817)      (24,817)
Amortization of prior
  service cost . . . . . . . . .           -          (1,710)       (1,710)
Recognized net actuarial gain. .           -             -          (9,268)
                                    ----------   -----------   -----------
Net periodic pension cost. . . .    $   (8,722)  $   316,765   $   115,323
                                    ==========   ===========   ===========

The Company also maintains defined benefit contribution profit sharing plans as described in Section 401(k) of the Internal Revenue Code of 1986. During 1998, 1997, and 1996, the Company contributed $158,000, $173,000, and
$131,000, respectively.

NOTE K - SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly financial data for the years ended December 31, 1998 and 1997 are set forth below:
(in thousands, except per share data)                    Earnings   Earnings
                                                          (Loss)     (Loss)
                                 Cost of     Net Income  Per Share  Per Share
Quarter Ended      Net Sales   Products Sold   (Loss)     -Basic     -Diluted
-------------      ---------   ------------- ----------  ---------  ---------
1998:
  March 31 . . . .  $15,981      $10,733      $   271     $  0.04    $  0.04
  June 30  . . . .   14,610        9,023       (1,243)      (0.17)     (0.17)
  September 30 . .   12,347        8,265         (744)      (0.10)     (0.10)
  December 31  . .   14,276        9,180          520        0.07       0.07
                    -------      -------      -------     -------    -------
    Year 1998  . .  $57,214      $37,201     ($ 1,196)   ($  0.17)  ($  0.17)
                    =======      =======      =======     =======    =======
1997:
  March 31 . . . .  $13,572      $ 9,175      $     6     $  0.00    $  0.00
  June 30  . . . .   17,757       11,948          501        0.07       0.07
  September 30 . .   15,708       10,422          534        0.08       0.08
  December 31  . .   18,113       11,626        1,010        0.14       0.14
                    -------      -------      -------     -------    -------
    Year 1997  . .  $65,150      $43,171      $ 2,051     $  0.29    $  0.29
                    =======      =======      =======     =======    =======

The first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128.

NOTE L - FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company maintains cash with various financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1998, the Company's receivable from one customer was $1,624,000. The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and long-term debt approximate their fair values.

NOTE M - CONTINGENCIES

In the course of the Company's business, various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, in which the amounts claimed may be substantial. However, based on facts currently available, the Company believes that the disposition of matters that are currently pending or asserted will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE N - INDUSTRY SEGMENT INFORMATION

The Company's operations are classified in four segments: Consumer Products; Engineered Products; Cleanroom Products and European Operations. These segments were identified as being the primary components which are regularly reviewed by the President and Chief Executive Officer (the chief operating decision maker) of the Company.

Consumer Products include free standing appliance air cleaners as well as air cleaners, air filters and humidifiers manufactured for permanent installation in residential air handling systems.

Engineered Products include air quality products manufactured for commercial, industrial and marine applications and equipment designed to electrostatically distribute micro-thin films of lubricants, corrosion inhibitors and other protective coatings to metal strips on high speed mill lines.

Cleanroom Products includes airborne contamination control equipment intended for use in applications requiring a high and/or ultra high degree of air cleaning efficiency and particulate capture.

European Operations consists only of Trion Limited which functions in Europe as a sales and distribution operation for products in the three segments above. The U.S. manufacturing operations provide products for resale.

Consumer Products, Engineered Products and Cleanroom Products segments include revenues from external customers both inside and outside the U.S. and the European Operations segment includes revenues from external customers both inside and outside of Europe.

The accounting policies of the segments are the same as those described in Note A. Intersegment revenues are not used for segment performance measurement purposes. Segment profit is calculated as net sales less cost of products sold and related operating expenses. In computing segment profit, interest expense, non-recurring charges, other income and general corporate operating expenses, and taxes on income are not used for segment measurement purposes and are included in general corporate.

The Company's Sanford manufacturing facility serves the Consumer Products, Engineered Products and European Operations segments; therefore, specific identification of its property, plant and equipment and inventory is not practicable. Assets, depreciation and expenses were allocated to the
referenced segments based on estimates.   Other general corporate assets were
not allocated to segments which included cash, refundable and deferred income taxes, as well as office equipment and engineering equipment located in Sanford.

Engineered Products revenues from external customers include direct and indirect sales to the United States government of approximately $992,000 in 1998, $1,237,000 in 1997 and $1,033,000 in 1996. Consumer Products revenues from external customers include sales to a significant retail customer of approximately $4,294,000 in 1998; $5,343,000 in 1997; and $3,553,000 in 1996.

Additional segment information is set forth below:
(in thousands)
                         Consumer  Engineered Cleanroom   European  General
1998:                    Products   Products   Products  Operations Corporate
----                     --------  ---------- ---------  ---------- ---------
Revenues from
 external customers. . . $ 22,957   $ 14,482   $ 12,925   $  6,850   $    0
Depreciation and
 amortization. . . . . . $    763   $    430   $    644   $    311   $   67
Segment profit (loss). . $  1,567   $    178   $  1,201   $    148  ($4,290)
Segment assets . . . . . $ 11,211   $  6,485   $  8,907   $  6,614   $5,984

1997:
----
Revenues from
 external customers. . . $ 25,877   $ 14,735   $ 17,609   $  6,929   $    0
Depreciation and
 amortization. . . . . . $    745   $    388   $    644   $    263   $   57
Segment profit (loss). . $  1,869   $    723   $  1,869   $    122  ($2,532)
Segment assets . . . . . $ 12,806   $  6,195   $ 11,623   $  6,419   $5,149

1996:
----
Revenues from
 external customers. . . $ 23,527   $ 13,835   $ 18,185   $  6,854   $    0
Depreciation and
 amortization. . . . . . $    584   $    315   $    562   $    283   $   42
Segment profit (loss). . $  1,524   $  1,229   $    633   $    326  ($2,600)
Segment assets . . . . . $ 10,437   $  5,868   $ 12,786   $  7,423   $4,282


1998:                      Total
----                      --------
Revenues from
 external customers. . .  $ 57,214
Depreciation and
 amortization. . . . . .  $  2,215
Segment profit (loss). . ($  1,196)
Segment assets . . . . .  $ 39,201

1997:
----
Revenues from
 external customers. . .  $ 65,150
Depreciation and
 amortization. . . . . .  $  2,097
Segment profit (loss). .  $  2,051
Segment assets . . . . .  $ 42,192

1996:
----
Revenues from
 external customers. . .  $ 62,401
Depreciation and
 amortization. . . . . .  $  1,786
Segment profit (loss). .  $  1,112
Segment assets . . . . .  $ 40,796

Geographic information for revenues from external customers is as follows:
(in thousands)                                   1998       1997       1996
                                               --------   --------   --------
United States  . . . . . . . . . . . . . . . . $ 43,432   $ 48,616   $ 45,661
Pacific Rim  . . . . . . . . . . . . . . . . .    3,732      7,605      7,419
Europe . . . . . . . . . . . . . . . . . . . .    6,538      7,393      7,004
Other  . . . . . . . . . . . . . . . . . . . .    3,512      1,536      2,317
                                               --------   --------   --------
                                               $ 57,214   $ 65,150   $ 62,401
                                               ========   ========   ========

Geographic information for identifiable assets is as follows:
(in thousands)                                   1998       1997       1996
                                               --------   --------   --------
United States  . . . . . . . . . . . . . . . . $ 32,587   $ 35,773   $ 33,373
Pacific Rim  . . . . . . . . . . . . . . . . .      --         --         --
Europe . . . . . . . . . . . . . . . . . . . .    6,614      6,419      7,423
Other  . . . . . . . . . . . . . . . . . . . .      --         --         --
                                               --------   --------   --------
                                               $ 39,201   $ 42,192   $ 40,796
                                               ========   ========   ========

A reconciliation of profit and (loss) follows:
(in thousands)                                   1998       1997       1996
                                               --------   --------   --------
Total profit (loss) for reportable segments. . $  3,094   $  4,583   $  3,712
Interest . . . . . . . . . . . . . . . . . . .     (828)      (978)      (856)
Non-recurring charges. . . . . . . . . . . . .   (3,597)       --        (414)
Other income and general corporate expenses. .     (847)      (892)      (828)
Income tax (expense) benefit . . . . . . . . .      982       (662)      (502)
                                               --------   --------   --------
    Total consolidated profit (loss) . . . . .($  1,196)  $  2,051   $  1,112
                                               ========   ========   ========

A reconciliation of segment assets follows:
(in thousands)                                   1998       1997       1996
                                               --------   --------   --------
Total assets for reportable segments . . . . . $ 33,217   $ 37,043   $ 36,514
Cash . . . . . . . . . . . . . . . . . . . . .    2,158      2,979      2,073
Refundable and deferred income taxes . . . . .    1,631        486        432
Equipment and other  . . . . . . . . . . . . .    2,195      1,684      1,777
                                               --------   --------   --------
    Total consolidated assets. . . . . . . . . $ 39,201   $ 42,192   $ 40,796
                                               ========   ========   ========

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Trion, Inc.
Sanford, North Carolina

We have audited the accompanying consolidated balance sheets of Trion, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trion, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP


Raleigh, North Carolina
January 29, 1999,
except for the second paragraph in Note F, as to which the date is March 19, 1999


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

The sections titled "Election of Directors", "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the annual Proxy Statement dated March 26, 1999 are incorporated herein by reference.
See Item 4A. of this report for the required information on executive officers.

Item 11.  Executive Compensation.

The sections titled "Executive Compensation" (excluding the information under the subheading "Compensation Committee Report on Executive Compensation") and the last two paragraphs in "Election of Directors" (which contains information concerning Directors' compensation) of the annual Proxy Statement dated March 26, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The section titled "Security Ownership" and the table included within section "Election of Directors" (which contains information concerning Directors' ownership) of the annual Proxy Statement dated March 26, 1999 are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

          None.
                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 14. (a) (1) and (2)- The following consolidated financial statements of Trion, Inc. and subsidiaries, included in the annual report of the Company to its shareholders for the year ended December 31, 1998 are included in Item 8 beginning on page 17 hereof:

Consolidated Balance Sheets -- December 31, 1998 and 1997.

Consolidated Statements of Operations -- years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Comprehensive Income (Loss) -- years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Changes in Shareholders' Equity -- years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows -- years ended December 31, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements -- December 31, 1998.

Report of Independent Auditors, Ernst & Young LLP -- January 29, 1999, except for the second paragraph in Note F, as to which the date is March 19, 1999.

Parent company financial statements are not included because restricted net assets of subsidiaries after intercompany eliminations are less than 25% of consolidated net assets.

Item 14. (a) (3) - See Index to Exhibits beginning on page 35 hereof.

Item 14. (b) - There were two reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report:
          October 16, 1998; Items 5 and 7
          March 17, 1999; Items 5 and 7

Item 14. (c) - The Exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. See Index to Exhibits beginning on page 35 hereof.

Item 14. (d) - The following consolidated financial statement schedule of Trion, Inc. and subsidiaries is included on page 35 hereof:

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

                                      TRION, INC.

                                      By: /s/ Steven L. Schneider    3/24/99
                                          -----------------------    -------
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


/s/ Steven L. Schneider       3/24/99      /s/ James E. Heins        3/24/99
----------------------------  -------      ------------------------  -------
Steven L. Schneider,           Date        James E. Heins,            Date
President, Chief Executive                 Director
Officer and Director
(Principal Executive Officer)

/s/ Calvin J. Monsma          3/24/99      /s/ F. Trent Hill         3/24/99
----------------------------  -------      ------------------------  -------
Calvin J. Monsma,              Date        F. Trent Hill,             Date
Vice President and                         Director
Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Hugh E. Carr              3/24/99      /s/ Grant R. Meyers       3/24/99
----------------------------  -------      ------------------------  -------
Hugh E. Carr,                  Date        Grant R. Meyers,           Date
Director                                   Director

                                           /s/ Samuel J. Wornom III  3/24/99
----------------------------  -------      ------------------------  -------
Joseph W. Deering,             Date        Samuel J. Wornom III,       Date
Director                                   Director

/s/ Seddon Goode, Jr.         3/24/99
----------------------------  -------
Seddon Goode, Jr.,             Date
Director

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            TRION, INC. AND SUBSIDIARIES

         Col. A                   Col. B      Col. C      Col. D      Col. E

                                                  ADDITIONS
                                Balance at  Charged to  Charged to
                                Beginning    Costs and    Other
                                of Period    Expenses   Accts. -  Deductions
                                                         Describe  Describe
Year ended December 31, 1998:
 Deducted from assets accounts:
  Allowance for doubtful                                                 (1)
      accounts . . . . . . . .  $  454,000  ($  49,000)  $     -     $ 88,000
Valuation allowance for                                                  (2)
      Deferred tax asset . . .     470,000         -           -      265,000
                                ----------   ---------   ---------   --------
                                $  924,000  ($  49,000)  $     -     $353,000
                                ==========   =========   =========   ========

Year ended December 31, 1997:
 Deducted from assets accounts:
  Allowance for doubtful                                                 (1)
      accounts . . . . . . . .  $  448,000   $ 545,000   $     -     $539,000
Valuation allowance for                                                  (2)
      Deferred tax asset . . .     745,000         -           -      275,000
                                ----------   ---------   ---------   --------
                                $1,193,000   $ 545,000   $     -     $814,000
                                ==========   =========   =========   ========

Year ended December 31, 1996:
 Deducted from assets accounts:
  Allowance for doubtful                                                 (1)
      accounts . . . . . . . .  $  346,000   $ 302,000   $     -     $200,000
Valuation allowance for                                                  (2)
      Deferred tax asset . . .   1,141,000         -           -      396,000
                                ----------   ---------   ---------   --------
                                $1,487,000   $ 302,000   $     -     $596,000
                                ==========   =========   =========   ========

         Col. A                 Col. F

                               Balance at
                                 end of
                                 Period

Year ended December 31, 1998:
 Deducted from assets accounts:
  Allowance for doubtful
      accounts . . . . . . . .   $  317,000
Valuation allowance for
      Deferred tax asset . . .      205,000
                                 ----------
                                 $  522,000
                                 ==========

Year ended December 31, 1997:
 Deducted from assets accounts:
  Allowance for doubtful
      accounts . . . . . . . .   $  454,000
Valuation allowance for
      Deferred tax asset . . .      470,000
                                 ----------
                                 $  924,000
                                 ==========

Year ended December 31, 1996:
 Deducted from assets accounts:
  Allowance for doubtful
      accounts . . . . . . . .   $  448,000
Valuation allowance for
      Deferred tax asset . . .      745,000
                                 ----------
                                 $1,193,000
                                 ==========

(1) Uncollectible accounts written off, net of recoveries.
(2) Utilization of net operating loss carryforwards and valuation adjustment.


                               INDEX TO EXHIBITS

The following Exhibits to this report are filed herewith or, if marked with an asterisk (*), are incorporated herein by reference:

Exhibit
Number                       Description of Exhibits
-------                      -----------------------
 3.1  Articles of Incorporation (incorporated herein by reference to Exhibit
      3.1 to Form 10-K for the year ended December 31, 1985, file number 0-3108). (*)
 3.2 Bylaws (incorporated herein by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1997, file number 0-3108). (*)
 4.1 $18,000,000 Credit Agreement dated September 8, 1995 (incorporated herein by reference to Exhibit 4.1 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*)
 4.2  Credit Agreement dated March 19, 1999.
10.1  1999 Management Incentive Plan as adopted in December 1998. (**)
10.2 1985 Trion, Inc. Incentive Stock Option Plan as adopted and approved by shareholders on April 16, 1985 (incorporated herein by reference to Exhibit A to Proxy Statement dated April 16, 1985, file number 0-3108). (*) (**)
10.3 Form of option for the 1985 Trion, Inc. Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)

10.4 Trion Savings Plus Plan, effective January 1, 1987 as approved in November 1986 (incorporated herein by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1986, file number 0-3108). (*) (**)
10.5 Loan Agreement dated August 1, 1984 between The Lee County Industrial Facilities and Pollution Control Financing Authority and Trion, Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)
10.6 Note dated September 11, 1984 from Trion, Inc. to The Lee County Industrial Facilities and Pollution Control Financing Authority (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)
10.7  Guaranty and Purchase Agreement dated as of August 1, 1984 from
      Trion, Inc. to Wachovia Bank and Trust Company, N.A. (incorporated herein by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 1984, file number 0-3108). (*)
10.8 Stock Option Agreement between Samuel J. Wornom III and Trion, Inc. dated September 21, 1993 (incorporated herein by reference to
      Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1993, file number 0-3108). (*) (**)
10.9 Stock Option Agreement between Steven L. Schneider and Trion, Inc. dated March 31, 1993 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 1993, file number 0-3108). (*) (**)
10.10 Trion, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to the Registrant's Registration Statement No.033-59095
      on Form S-8 dated May 4, 1995). (*) (**)
10.11 Form of option for the Trion, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1995, file number 0-3108). (*) (**)
10.12 First Amendment to Stock Option Agreement between Steven L.
      Schneider and Trion, Inc. dated July 28, 1995 (incorporated herein by reference to Exhibit 10.15 to Form 10-K for the year ended
      December 31, 1995, file number 0-3108). (*) (**)
10.13 Second Amendment to Stock Option Agreement between Steven L.
      Schneider and Trion, Inc. dated May 7, 1998 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended
      June 30, 1998, file number 0-3108). (*) (**)
10.14 Second Amended and Restated Employment Agreement between Steven L. Schneider and Trion, Inc. dated May 20, 1998 (incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1998, file number 0-3108). (*) (**)
10.15 Trion, Inc. 1995 Non-Employee Director Stock Plan (incorporated herein by reference to the Registrant's Registration Statement
      No. 033-58561 on form S-8 dated April 12, 1995). (*) (**)
10.16 Employment Agreement between David M. Schlegel and Trion, Inc. and Envirco Corporation dated August 1, 1995 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the Quarter ended
      June 30, 1998, file number 0-3108). (*) (**)
10.17 Change in Control Agreement between Calvin J. Monsma and Trion, Inc. dated May 19, 1998 (incorporated herein by reference to Exhibit 10.2 to Form 10-Q for the Quarter ended June 30, 1998, file number
      0-3108). (*) (**)
21.1  Subsidiaries of the Registrant.
23.1  Consent of Independent Auditors, Ernst & Young LLP.
27    Financial Data Schedule.

(**)      Management Contract or Compensatory Plan.