Form 10-Q
period 1999-03-31
TRION INC
filed 1999-05-14
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999.

7,161,247 shares of Common Stock, par value $.50





                                   -1-
<p>

                                    Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                       Three Months
                                       Ended March 31
                                      1999        1998
Net sales . . . . . . . . . . . . . $ 14,857    $ 15,981

Cost and expenses:
   Cost of products sold  . . . . .    9,710      10,733
   Selling, administration
     and engineering expenses . . .    4,261       4,583
   Interest . . . . . . . . . . . .      187         219
   Amortization . . . . . . . . . .       86          86
   Other expense (income), net. . .      (33)        (57)
                                      14,211      15,564

Income before income taxes. . . . .      646         417
Income tax expense. . . . . . . . .      211         146

Net income for the period . . . . .  $   435     $   271



Earnings per share of common
    stock - basic . . . . . . . . .  $  0.06     $  0.04

Earnings per share of common
    stock - assuming dilution . . .  $  0.06     $  0.04



Cash dividends declared
    per common share. . . . . . . .  $  0.00     $  0.02





See notes to consolidated condensed financial statements





                                     -2-
<p>

                       TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                     March 31    December 31
                                                    _  1999 *    _  1998
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . .     $ 2,473     $ 2,158
   Trade accounts receivable, less allowance
     for doubtful accounts (1999 - $323,000 and
     1998 - $317,000) . . . . . . . . . . . . . .       8,258       9,964
   Inventories  . . . . . . . . . . . . . . . . .       9,327       8,834
   Refundable income taxes  . . . . . . . . . . .         923         994
   Prepaid expenses and other current assets  . .         713         694
   Deferred current income taxes  . . . . . . . .         103          91
      Total current assets  . . . . . . . . . . .      21,797      22,735

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Buildings. . . . . . . . . . . . . . . . . . .       5,408       5,408
   Equipment. . . . . . . . . . . . . . . . . . .      19,744      19,663
   Allowance for depreciation . . . . . . . . . .     (15,931)    (15,549)
                                                        9,299       9,600
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($1,260,000 in 1999 and $1,174,000 in 1998)       5,619       5,705
   Deferred income taxes  . . . . . . . . . . . .         588         546
   Other non-current assets . . . . . . . . . . .         584         615
                                                        6,791       6,866
                                                      $37,887     $39,201

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 5,569     $ 5,510
   Note payable . . . . . . . . . . . . . . . . .          -        1,450
   Revolving line of credit . . . . . . . . . . .       3,500       2,500
   Current portion of long-term debt  . . . . . .       2,500       2,500
      Total current liabilities . . . . . . . . .      11,569      11,960

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       4,450       5,700
                                                       16,019      17,660

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding: (7,149,247 in 1999
        and 1998) . . . . . . . . . . . . . . . .       3,575       3,575
   Additional paid-in capital . . . . . . . . . .       1,558       1,558
   Retained earnings  . . . . . . . . . . . . . .      16,634      16,199
   Accumulated other comprehensive income . . . .         101         209
                                                       21,868      21,541
                                                      $37,887     $39,201

See notes to consolidated condensed financial statements

*Unaudited

                                     -3-
<p>

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                             Three Months
                                                            Ended March 31
                                                            1999       1998

OPERATING ACTIVITIES
   Net income . . . . . . . . . . . . . . . . . . . . .   $   435     $   271
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization . . . . . . . . .       607         596
        Deferred income taxes . . . . . . . . . . . . .       (54)         (5)
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .     1,706       1,265
           Inventory and other. . . . . . . . . . . . .      (448)       (272)
           Accounts payable and accrued expenses  . . .        59      (1,047)
        Foreign currency transaction loss (gain). . . .       (15)         (6)
           Net cash provided by
             operating activities . . . . . . . . . . .     2,290         802

INVESTING ACTIVITIES
   Purchase of property, plant and equipment, net . . .      (191)       (487)

           Net cash used by investing activities  . . .      (191)       (487)

FINANCING ACTIVITIES
   Net proceeds from (payments on)
         master credit facility . . . . . . . . . . . .     1,000      (1,000)
   Principal payments on long-term debt
          and note payable. . . . . . . . . . . . . . .    (2,700)     (1,250)
   Cash dividends paid. . . . . . . . . . . . . . . . .         -        (143)
   Other. . . . . . . . . . . . . . . . . . . . . . . .         -          (8)
           Net cash used by financing activities  . . .    (1,700)     (2,401)

Effect of foreign exchange rate changes on cash . . . .       (84)         27

Increase (decrease) in cash . . . . . . . . . . . . . .       315      (2,059)

Cash and cash equivalents at beginning of period  . . .     2,158       2,979

Cash and cash equivalents at end of period  . . . . . .   $ 2,473     $   920




See notes to consolidated condensed financial statements





                                        -4-
<p>


                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   March 31, 1999

Note A - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Note B - Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share:
                                            March 31
                                       1999          1998
Numerator for basic and
diluted earnings per share:
     Net income . . . . . . . . . . $  435,000    $  271,000

Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares:  . . . . . . .  7,149,247     7,128,797
     Effect of dilutive securities:
         Employee stock options . .     14,258        62,189
     Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversions  . . . . .  7,163,505     7,190,986

Basic earnings per share  . . . . .  $    0.06     $    0.04

Diluted earnings per share. . . . .  $    0.06     $    0.04

Note C - Inventories

The Registrant does not maintain an integrated dollar perpetual inventory system. During the interim periods, inventories are charged with actual costs incurred and relieved at products standard costs. Such standards are updated at least annually. Based upon the components of inventory at the preceding physical inventory date and charges to and relief of inventories during the interim period, the components of inventory are estimated as follows (in thousands):

                                      -5-
                                          March 31     December 31
                                        __  1999 ___       1998
 Raw materials . . . . . . . . . . . . .   $ 4,703       $ 4,454
 Work-in-process and finished goods. . .     4,624         4,380
                                           $ 9,327       $ 8,834

Cost of domestic inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.

Note D - Segment Information
                                                   3 Months Ended March 31
                                                      1999        1998
Revenues from external customers:
   Consumer products . . . . . . . . . . . . . .     $4,835      $6,671
   Engineered products . . . . . . . . . . . . .     $3,407      $3,713
   Cleanroom products. . . . . . . . . . . . . .     $5,114      $4,147
   European operations . . . . . . . . . . . . .     $1,501      $1,450

Segment profit (loss):
   Consumer products . . . . . . . . . . . . . .     $  315      $  548
   Engineered products . . . . . . . . . . . . .     $   59      $   (4)
   Cleanroom products. . . . . . . . . . . . . .     $  726      $  397
   European operations . . . . . . . . . . . . .     $  (34)     $  (87)

Reconciliation of segment profit to income before income taxes follows:

    Total profit for reportable segments . . . .     $1,066      $  854
    Interest . . . . . . . . . . . . . . . . . .       (187)       (219)
    Other income and general corporate expenses.       (233)       (218)

    Income before income taxes . . . . . . . . .     $  646      $  417

Note E - Comprehensive Income

Total comprehensive income (loss) amounted to $327,000 and $292,000 during the first quarter of 1999 and 1998, respectively. The differences between reported net income and these amounts were due to foreign currency translation adjustments.

Note F - Legal Proceedings

During the month of April 1999, the company participated in an arbitration proceeding related to a dispute over consulting fees purportedly owed by the Company to International Business Consultants, Inc. of Atlanta, Georgia ("IBC"). The claims made by IBC include fees, interest and other costs related to the identification and introduction of the Herrmidifier Company ("Herrmidifier") to the Company. Herrmidifier was acquired by the Company in August 1996. In aggregate, the amount claimed by IBC is $295,687.69. The Company has denied all claims made by IBC and has aggressively defended its position.

The Company believes that all claims by IBC are unfounded and have no legal basis and that the proceeding will not result in a material adverse effect on the Company's financial condition or results of operations.


                                         -6-
<p>
2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated net sales for the quarter ended March 31, 1999 were $14,857,000 compared to $15,981,000 from the same period a year ago, a 7% reduction. The reduction in sales was primarily attributable to the 28% decline in sales within the Consumer Products segment resulting from significantly lower shipments to two major name brand customers. However, the reduction in shipments for this period does not necessarily indicate a reduction in the annual business levels with these customers. Engineered Products sales declined 8% due primarily to shipment of two Electrostatic Oil Depositors units during the prior year period, with no units shipped during the current year. Cleanroom Products sales increased 23% over the prior period due to improved sales into the microelectronics industry market. Sales from European Operations increased approximately 4% primarily due to improved sales of Cleanroom Products in Europe.

Total profit for reportable segments increased 25% for the period due primarily to the strong performance in Cleanroom Products where segment profit increased by 83% on the 23% increase in sales. The increased profit of the Cleanroom Products segment was a result of the higher sales volume and lower unit production cost. Consumer Products segment profit declined 43% as a direct result of the 28% decline in sales.

Engineered Products segment profit increased to $59,000 from a loss of $4,000 for the prior year period on an 8% decrease in sales primarily as a result of expense reductions associated with the consolidation of the Lancaster facility into Sanford operations in May of last year. The segment loss for European Operations was reduced by $53,000 compared to the prior year period due principally to a higher gross profit margin mix of products sold during the period.

On a consolidated basis, cost of goods sold ratio to sales improved from 67.2% in the 1998 period to 65.4% in the 1999 period due to product mix and cost reduction actions. Selling, administrative and engineering expenses were $322,000 lower in the 1999 period due to both lower sales and expense reduction programs enacted during the fourth quarter of 1998. As a percent of sales, these expenses were 28.7% for both periods.

Interest expense decreased $32,000 or 15% from the prior year primarily due to lower average borrowings between the respective periods.

Income tax expense was 33% of pre-tax income for the first quarter 1999 period compared to 35% for the same prior year period.

The Company's backlog of unshipped customer orders as of March 31, 1999 was $5,675,000, down 23% from same period the prior year. The decline occurred primarily in the Consumer Products and Cleanroom Products segments and resulted primarily from the timing of customer shipments compared to the prior year and timing of large individual orders.




                                     -7-
<p>
Liquidity and Sources of Capital

The financial condition of the Company is strong with a current ratio of 1.9:1 which is unchanged from the 1998 year-end level. Working capital decreased to $10,228,000 from the $10,775,000 at the end of 1998. This change is primarily the result of the Company's repayment of borrowings. Long-term debt has declined to 20.3 percent of equity and total shareholders' equity is $21,868,000.

Management believes working capital and current credit arrangements will be adequate to meet its operating and capital requirements during the foreseeable future.

Contingent Matters

Refer to Note F of the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

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

The Company uses numerous software applications and computer programs throughout the various functions within its organization that may require modification in order to address the Year 2000 issues. The significant systems identified include: the primary computer system (IBM AS400), which maintains the Company's sales, accounting and inventory records and transactions in Sanford, North Carolina, its primary manufacturing and headquarters location; the networked personal computer systems, which maintain engineering design software, electronic mail, and various support subsystems including sales, accounting and inventory transactions at the other Company locations; individual personal computers utilizing standard, off-the-shelf software; and embedded non-IT microprocessors contained in production machinery, office equipment and other such devices.

Over 90% of the software and computer programs used by the Company are standard off-the-shelf applications, all of which have been or the Company anticipates will be deemed by the Company's software providers to be Year 2000 compliant by the provider. The remaining custom software applications and code are currently undergoing a comprehensive review and correction process which will prepare them for compliance by September 1999. The Company is assessing and evaluating its non-IT systems, but does not believe it will have a material adverse effect on the Company's business, financial condition or results of operations. The Company expects to remediate and test its non-IT systems by early third quarter 1999.

                                      -8-
<p>
The Company is currently in the process of assessing and evaluating its materially significant customers and suppliers of goods and services, to determine the ability of those entities to achieve Year 2000 compliance. As part of the process, the Company has distributed Year 2000 compliance questionnaires to its materially significant customers and suppliers and will evaluate their responses. The Company will continue to assess and evaluate the potential impact of Year 2000 issues on these entities and expects to complete this process by September 1999. Following is a summary of the status of this project as of the date of this filing:

                             Trion Year 2000 Status

                      IT Systems    Operating Equip.    Products   3rd Party
Resolution Phase:
   Assessment             100%             20%             N/A         66%
   Remediation             76%             20%             N/A          -
   Implementation          75%             20%             N/A          -
   Testing                 40%             20%             N/A          -
   Completion Date       Sept. 99        Aug. 99           N/A       July 99

Category Definitions
   IT Systems - All software/hardware.
   Operating Equipment - Equipment or machines with embedded chips. Products - Not applicable (N/A) Y2K issue.
   Third Party - Vendor/customer compliance verification.

The Company has employed third party providers in its efforts to address the Year 2000 issue in conjunction with the Company's own information technology staff. Excluding the costs for the Company's own information technology personnel, the total cost of compliance is expected to be approximately $288,300 (of which $119,400 will be a capital expenditure) with $126,000 having been expended through March 31, 1999. All costs (except capital) have been and will be expensed as incurred and will be funded out of normal operating cash flows.

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

                                    -9-
<p>
Forward-Looking Information

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.
                                    PART II

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of shareholders of the Registrant was held on April 20, 1999.

        (b) Directors elected at the meeting were James E. Heins, F. Trent Hill, Jr. and Steven L. Schneider. Other continuing directors are Grant R. Meyers, Samuel J. Wornom III, Joseph W. Deering, and Seddon Goode, Jr.

        (c) The only substantive matters voted upon at the meeting were the election of three directors for a term of three years and an amendment to the Trion, Inc. 1995 Non-Employee Director Stock Plan to increase the number of shares which may be issued thereunder. All nominees for directors as listed in the proxy statement were elected with the following vote:

                 Nominees                         For           Withheld
            James E. Heins                     5,731,235         88,686
            F. Trent Hill, Jr.                 5,793,643         26,278
            Steven L. Schneider                5,748,591         71,330

            The amendment to the Trion, Inc. 1995 Non-Employee Director Stock Plan was Approved by a vote of 5,437,275 For, 365,299 Against with 17,347 votes Abstaining.








                                        -10-
<p>
Item 6(a).  Exhibits

        The following exhibits are filed herewith:
            10.1   Trion, Inc. 1995 Non-Employee Director Stock Plan (As
                   Amended December 10, 1998 and approved by the Shareholders
                   April 20, 1999)
            27     Financial Data Schedule

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


Date: May 14, 1999                             /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and
                                               Chief Executive Officer

Date: May 14, 1999                             /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer




                                      -11-