Form 10-Q/A
period 1999-03-31
TRION INC
filed 1999-05-24
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                               FORM 10-Q / A


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




                                     -1-
<p>
                                   PART II

The section entitled "Submission of Matters to a Vote of Security Holders" is amended and restated in its entirety to read as follows: (the original filing inadvertently failed to list Hugh E. Carr as a continuing director)


Item 4. Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of shareholders of the Registrant was held on April 20, 1999.

        (b) Directors elected at the meeting were James E. Heins, F. Trent Hill, Jr. and Steven L. Schneider. Other continuing directors are Hugh E. Carr, Grant R. Meyers, Samuel J. Wornom III, Joseph W. Deering, and Seddon Goode, Jr.

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




                                                      TRION, INC.
                                                     (Registrant)




Date: May 21, 1999                             /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer






                                     -2-