Form 10-Q
period 1999-06-30
TRION INC
filed 1999-08-09
CIK 99802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


(Mark One)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                             Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 1999.

7,161,247 shares of Common Stock, par value $.50






-1-
<p>

Part I

Item 1.  Financial Statements



                          TRION, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                          Six Months          Three Months
                                        Ended  June 30       Ended  June 30
                                      1999        1998      1999        1998
Net sales . . . . . . . . . . . . . $ 29,963    $ 30,591  $ 15,106    $ 14,610

Cost and expenses:
   Cost of products sold  . . . . .   19,585      19,756     9,875       9,023
   Selling, administration
     and engineering expenses . . .    8,601       9,000     4,340       4,417
   Litigation settlement and other
     non-recurring charges. . . . .      321       3,000       321       3,000
   Interest . . . . . . . . . . . .      377         401       190         182
   Amortization . . . . . . . . . .      172         172        86          86
   Other expense (income), net. . .      (57)        (84)      (24)        (27)
                                      28,999      32,245    14,788      16,681

Income (loss) before income taxes .      964      (1,654)      318      (2,071)
Income tax expense (benefit). . . .      285        (682)       74        (828)

Net income (loss) for the period. .  $   679     $  (972)  $   244     $(1,243)



Earnings (loss) per share of common
    stock - basic . . . . . . . . .  $  0.09     $ (0.13)  $  0.03     $ (0.17)

Earnings (loss) per share of common
    stock - assuming dilution . . .  $  0.09     $ (0.13)  $  0.03     $ (0.17)



Cash dividends declared
    per common share. . . . . . . .  $  0.00     $  0.02   $  0.00     $  0.00





See notes to consolidated condensed financial statements



                                      -2-
<p>

                         TRION, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In thousands)
                                   ASSETS
                                                      June 30    December 31
                                                    _  1999* _    _  1998
CURRENT ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . .     $ 1,525     $ 2,158
   Trade accounts receivable, less allowance
     for doubtful accounts (1999 - $282,000 and
     1998 - $317,000) . . . . . . . . . . . . . .       8,896       9,964
   Inventories  . . . . . . . . . . . . . . . . .       9,676       8,834
   Prepaid expenses and other current assets  . .         940         694
   Refundable income taxes. . . . . . . . . . . .         722         994
   Deferred current income taxes  . . . . . . . .         163          91
      Total current assets  . . . . . . . . . . .      21,922      22,735

PROPERTY, PLANT AND EQUIPMENT
   Land . . . . . . . . . . . . . . . . . . . . .          78          78
   Building . . . . . . . . . . . . . . . . . . .       5,408       5,408
   Equipment. . . . . . . . . . . . . . . . . . .      20,094      19,663
   Allowance for depreciation . . . . . . . . . .     (16,347)    (15,549)
                                                        9,233       9,600
OTHER ASSETS
   Goodwill less accumulated amortization:
      ($1,346,000 in 1999 and $1,174,000 in 1998)       5,533       5,705
   Deferred income taxes  . . . . . . . . . . . .         531         546
   Other non-current assets . . . . . . . . . . .         562         615
                                                        6,626       6,866
                                                      $37,781     $39,201


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accruals  . . . . . . . .     $ 6,226     $ 5,510
   Note payable . . . . . . . . . . . . . . . . .         -         1,450
   Revolving line of credit . . . . . . . . . . .       2,500       2,500
   Current portion of long-term debt  . . . . . .       2,500       2,500
      Total current liabilities . . . . . . . . .      11,226      11,960

LONG-TERM DEBT  . . . . . . . . . . . . . . . . .       4,450       5,700
                                                       15,676      17,660

SHAREHOLDERS' EQUITY
   Common stock, par value $0.50 a share:
      Authorized 20,000,000 shares
      Issued and outstanding: (7,161,247 in 1999
        and 7,149,247 in 1998). . . . . . . . . .       3,581       3,575
   Additional paid-in capital . . . . . . . . . .       1,597       1,558
   Retained earnings  . . . . . . . . . . . . . .      16,878      16,199
   Accumulated other comprehensive income . . . .          49         209
                                                       22,105      21,541
                                                      $37,781     $39,201

See notes to consolidated condensed financial statements
* Unaudited

                                     -3-
<p>

                         TRION, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                              Six Months
                                                            Ended  June 30
                                                            1999       1998

OPERATING ACTIVITIES
   Net income (loss). . . . . . . . . . . . . . . . . .   $   679     $  (972)
   Adjustments to reconcile net income
    to net cash provided by operating activities:
        Depreciation and amortization . . . . . . . . .     1,213       1,139
        Deferred income taxes . . . . . . . . . . . . .       (57)         65
        Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . .     1,068       2,704
           Inventory and other. . . . . . . . . . . . .    (1,111)     (1,880)
           Refundable income taxes. . . . . . . . . . .       272      (1,064)
           Accounts payable and accrued expenses  . . .       716       1,323
        Foreign currency transaction loss (gain). . . .         1         (29)
        Net cash provided by
             operating activities . . . . . . . . . . .     2,781       1,286

INVESTING ACTIVITIES
   Purchase of property, plant and equipment, net . . .      (611)       (763)

           Net cash used by investing activities  . . .      (611)       (763)

FINANCING ACTIVITIES
   Net proceeds from (payments on)
         master credit facility . . . . . . . . . . . .        -       (1,008)
   Principal payments on long-term debt and
         note payable . . . . . . . . . . . . . . . . .    (2,700)     (1,250)
   Stock issued . . . . . . . . . . . . . . . . . . . .        45         121
   Cash dividends paid. . . . . . . . . . . . . . . . .        -         (286)

           Net cash provided (used) by
             financing activities . . . . . . . . . . .    (2,655)     (2,423)

Effect of foreign exchange rate changes on cash . . . .      (148)         59

Increase (decrease) in cash . . . . . . . . . . . . . .      (633)     (1,841)

Cash and cash equivalents at beginning of period  . . .     2,158       2,979

Cash and cash equivalents at end of period  . . . . . .   $ 1,525     $ 1,138




See notes to consolidated condensed financial statements


                                        -4-
<p>

                                     TRION, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    June 30, 1999


Note A - Subsequent Events

On July 12, 1999 the Company and Fedders Corporation ("Fedders") entered into a definitive agreement providing for Fedders' acquisition of Trion at a price of $5.50 per share in cash for all outstanding shares of Trion's common stock. The transaction is subject to the receipt of any necessary government approvals and other customary conditions. Per the Agreement, a subsidiary of Fedders commenced a cash tender offer on July 15, 1999, which is conditioned upon the tender of 80.0% of the shares of Trion common stock outstanding on a
fully diluted basis.   Following the purchase of the shares under the tender
offer and satisfaction of certain conditions, the acquisition subsidiary of Fedders will merge with the Company and each share of Trion common stock not purchased in the tender offer will be converted into the right to receive $5.50 in cash or such higher price as may be paid in the tender offer. Following the merger, it is expected that Trion will continue its business as a wholly-owned subsidiary of Fedders.


Note B - Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the reported financial information. Operating results for the three-month period and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Registrant's annual report on Form 10-K for the year ended December 31, 1998.

It is a standard and accepted practice used by the Company in the preparation of the financial statements in conformity with generally accepted accounting principles that estimates and assumptions are used by management that affect the amounts reported in the financial statements. Actual results could differ from those estimates.













                                       -5-
<p>
Note C - Earnings per Share of Common Stock

The following tables set forth the computation of basic and diluted earnings per share:

                                    Three months ended June 30
                                       1999           1998
Numerator for basic and
diluted earnings per share:
     Net income . . . . . . . . . . $  244,000    $(1,243,000)
Denominator:
     Denominator for basic
     earnings per share - weighted
     average shares:  . . . . . . .  7,158,263      7,145,400
     Effect of dilutive securities:
         Employee stock options . .     38,016         93,863
     Denominator for diluted
     earnings per share - adjusted
     weighted average shares and
     assumed conversions  . . . . .  7,196,279      7,239,532

Basic earnings per share  . . . . .  $    0.03    $     (0.17)

Diluted earnings per share. . . . .  $    0.03    $     (0.17)

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

                                          June  30     December 31
                                            1999           1998

 Raw materials . . . . . . . . . . . . .   $ 4,879       $ 4,454
 Work-in-process and finished goods. . .     4,797         4,380
                                           $ 9,676       $ 8,834


Cost of domestic inventory is determined by the last-in, first-out method. No provision has been made during the interim period to reflect changes in last-in, first-out values since the preceding December 31. Management believes that such provision, if any, would not be significant.









                                          -6-
<p>

Note E - Segment Information
                                           Three Months        Six Months
                                          Ended June 30       Ended June 30
                                          1999      1998      1999     1998
Revenues from external customers:
   Consumer products . . . . . . . . .  $ 6,928   $ 5,541   $11,763  $12,212
   Engineered products . . . . . . . .  $ 3,912   $ 3,549   $ 7,319  $ 7,262
   Cleanroom products. . . . . . . . .  $ 2,807   $ 3,779   $ 7,921  $ 7,926
   European operations . . . . . . . .  $ 1,459   $ 1,741   $ 2,960  $ 3,191

Segment profit (loss):
   Consumer products . . . . . . . . .  $   718   $   646   $ 1,033  $ 1,194
   Engineered products . . . . . . . .  $   186   $   126   $   245  $   122
   Cleanroom products. . . . . . . . .  $   323   $   446   $ 1,049  $   843
   European operations . . . . . . . .  $   (57)  $   143   $   (91) $    56

Reconciliation of segment profit to
   income before income taxes follows:

   Total profit for reportable segments  $ 1,170  $ 1,361   $ 2,236  $ 2,215
   Interest . . . . . . . . . . . . . .    (190)     (182)     (377)    (401)
   Other income and general corporate
     expenses . . . . . . . . . . . . .    (341)     (250)     (574)    (468)
   Settlement of litigation and other
     non-recurring charges. . . . . . .    (321)   (3,000)     (321)  (3,000)

   Income before income taxes . . . . . $   318   $(2,071)  $   964  $(1,654)


Note F - Comprehensive Income
For the three month period ended June 30, 1999 and 1998 total comprehensive income amounted to $192,000 and a loss of $1,234,000, respectively. During the first six months of 1999 total comprehensive income amounted to $519,000 and a loss of $942,000 in 1998. The differences between reported net income or loss and these amounts was due to foreign currency translation adjustments.

Note G - Non-recurring Charges
The three month period ended June 30, 1999 includes $321,000 in non-recurring charges related to the acquisition of the Company by Fedders (see Note A). These charges were incurred by the Company for legal, accounting and investment banking advice. During the three month period ended June 30, 1998 the Company incurred a $3 million charge for the settlement of a lawsuit with Carico International, Inc.

Note H - Legal Proceedings
During the month of April 1999, the Company participated in an arbitration proceeding related to a dispute over consulting fees purportedly owed by the Company to International Business Consultants, Inc. of Atlanta, Georgia ("IBC"). The results of the arbitration ruled that no fees were owed by the Company to IBC.










                                       -7-
<p>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments
On July 12, 1999 the Company and Fedders Corporation ("Fedders") entered into a definitive agreement providing for Fedders' acquisition of Trion at a price of $5.50 per share in cash for all outstanding shares of Trion's common stock. The transaction is subject to the receipt of any necessary government approvals and other customary conditions. Per the Agreement, a subsidiary of Fedders commenced a cash tender offer on July 15, 1999, which is conditioned upon the tender of 80.0% of the shares of Trion common stock outstanding on a
fully diluted basis.   Following the purchase of the shares under the tender
offer and satisfaction of certain conditions, the acquisition subsidiary of Fedders will merge with the Company and each share of Trion common stock not purchased in the tender offer will be converted into the right to receive $5.50 in cash or such higher price as may be paid in the tender offer. Following the merger, it is expected that Trion will continue its business as a wholly-owned subsidiary of Fedders.

Results of Operations
Consolidated net sales for the quarter ended June 30, 1999 were $15,106,000 compared to $14,610,000 from the same period a year ago, a 3 percent increase. This increase was primarily due to higher shipments of the Company's Consumer Products segment, specifically appliance products to a private label direct marketer OEM and whole-house residential products to a private label OEM. The increase was partially offset by a decline in sales of the Company's Cleanroom Products segment which was caused by fluctuations in customer quarterly buying patterns, but backlog of unshipped orders for these products increased by $1.4 million. In addition, in 1998 the Company shipped two of their high margin electrostatic oil depositors ("EOD") whereas in 1999 no units were sold during the second quarter. Both shipment and order levels for the Company's products can vary from period to period and performance is dependent upon the timing of major orders placed upon the Company and their related delivery dates. Sales from European operations decreased approximately 16 percent, the reduction occurring across all major product lines with the exception of cleanroom products, and was primarily due to foreign sourced competitors and their related foreign currency exchange rate advantages.

On a year to date basis, the Company's sales in 1999 were $29,963,000 as compared to $30,591,000 in 1998. This 2 percent decline was primarily due to lower shipments of the Company's appliance products.

The Company's backlog of unshipped customer orders was $4,410,000 at June 30, 1999, as compared to $5,632,000 reported at the same time during 1998. The primary reason for the decline were changes in order patterns by major appliance product customers which caused a $2.1 million decline in the Company's backlog, which was partially offset by a $1.4 million increase in unshipped customer orders for Cleanroom Products.

The level of profits during the second quarter of 1999 increased in the Consumer Products and Engineered Products segments due to the higher sales volumes and decreased in the Cleanroom Products and European Operations segments due to lower sales volumes as compared to the same period in 1998. Product mix also contributed to the overall decline in total profit for reportable segments due to higher appliance product content and lower shipments in EOD products. Year to date, the profitability of various segments was consistent with the second quarter.


                                      -8-
<p>
On a consolidated basis, cost of goods sold ratio to sales during the second quarter remained constant with the first quarter of 1999, although the ratio did deteriorate from prior year due to the aforementioned product mix changes.

Consolidated gross profit for the second quarter ended June 30, 1999 was $5,231,000 as compared to $5,587,000 in the 1998 period, the decline due to the previously discussed product mix and slight reduction in overall sales volume. Consolidated gross profit for the first six months ended June 30, 1999 was $10,378,000 as compared to $10,835,000 in the 1998 period, the difference being primarily attributable to the lower sales volume and product mix changes discussed above.

Consolidated selling, administration and engineering expenses declined $77,000 and $399,000 during the second quarter and first six months of 1999, respectively, as compared to the level of spending during the same periods last year. As a percentage of net sales consolidated selling, administration and engineering expenses were 28.7 percent for both the quarter and year to date periods in 1999 as compared to 30.2 percent and 29.4 percent, respectively, in 1998. The reasons for the improvements are primarily related to operational improvements and measures taken to control spending such as the consolidation of the Company's humidifier operation from the Lancaster, Pennsylvania location into its Sanford, North Carolina facility.

For discussion concerning the non-recurring charges recorded during the second quarter ended June 30, 1999, see comments in "Recent Developments" above. The $3,000,000 recorded in the quarter ended June 30, 1998 was related to the settlement of a lawsuit with Carico International, Inc.

Interest expense for the second quarter of 1999 was $190,000 as compared to $182,000 for the same period in 1998, the increase primarily related to higher interest rates. Interest expense for the first six months of 1999 and 1998 was $377,000 and $401,000, respectively, due to lower borrowings offset somewhat by higher rates.

Income taxes for the second quarter and first six months of 1999 were $74,000 and $285,000, respectively, as compared to an income tax benefit for the second quarter and the first six months of $828,000 and $682,000, respectively, in 1998.

The Company reported net income during the second quarter of 1999 of $244,000, or $0.03 per share (basic and fully diluted), as compared to a net loss of $1,243,000, or $0.17 per share, in 1998. Year to date, the Company reported net income for the six month period ended June 30, 1999 of $679,000, or $0.09 per share (basic and fully diluted) and a net loss for the six month period ended June 30, 1998 of $972,000, or $0.13 per share. This performance is primarily due to the changes in sales volumes, product mix and litigation settlement and other non-recurring charges recorded in the respective periods.

Liquidity and Sources of Capital

The financial condition of the Company is strong with a current ratio of 2.0:1, which is slightly improved from the 1998 year-end level. Working capital is holding steady at $10,696,000. Long-term debt has declined to 20.1 percent of shareholders' equity and total shareholders' equity is $22,105,000.




                                      -9-
<p>
Implications of the Year 2000 Issue

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

The Company is currently in the process of assessing and evaluating its materially significant customers and suppliers of goods and services, to determine the ability of those entities to achieve Year 2000 compliance. As part of the process, the Company has distributed Year 2000 compliance questionnaires to its materially significant customers and suppliers and will evaluate their responses. The Company will continue to assess and evaluate the potential impact of Year 2000 issues on these entities and expects to complete this process by September 1999. Following is a summary of the status of this project as of the date of this filing:











                                        -10-
<p>
Trion Year 2000 Status

                      IT Systems    Operating Equip.    Products   3rd Party
Resolution Phase:
   Assessment             100%             70%             N/A         75%
   Remediation             76%             70%             N/A         N/A
   Implementation          75%             70%             N/A         N/A
   Testing                 64%             70%             N/A         N/A
   Completion Date       Sept. 99        Aug. 99           N/A       Aug. 99

Category Definitions
   IT Systems - All software/hardware.
   Operating Equipment - Equipment or machines with embedded chips. Products - Not applicable (N/A) Y2K issue.
   Third Party - Vendor/customer compliance verification.

The Company has employed third party providers in its efforts to address the Year 2000 issue in conjunction with the Company's own information technology staff. Excluding the costs for the Company's own information technology personnel, the total cost of compliance is expected to be approximately $288,000 (of which $119,000 will be a capital expenditure) with $152,000 having been expended through July 31, 1999. All costs (except capital) have been and will be expensed as incurred and will be funded out of normal operating cash flows.

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

Forward-Looking Information

The foregoing discussion contains forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof. Factors that may cause the Company's actual results to differ materially from those anticipated in forward-looking statements include the following: generally

                                      -11-
<p>
adverse economic and industry conditions, including a decline in demand for IAQ products or significant changes in preferences in or use of such products; changes in the competitive environment, including increased competition in the Company's primary markets and consolidation in the air quality industry; economic or political changes in the countries in which the Company operates or adverse trade regulations; and non-availability of resources for the Company, or its suppliers and customers, to complete their respective Year 2000 compliance effectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable.
                                       PART II
Item 1. Legal Proceedings.

During the month of April 1999, the Company participated in an arbitration proceeding related to a dispute over consulting fees purportedly owed by the Company to International Business Consultants, Inc. of Atlanta, Georgia ("IBC"). The results of the arbitration ruled that no fees were owed by the Company to IBC.

Item 5.  Other Information.

The Company's press release dated July 13, 1999 reporting the execution of a definitive agreement with Fedders Corporation on July 12, 1999 is attached hereto as Exhibit 99 and incorporated herein by reference.

Item 6(a).  Exhibits
The following exhibits are filed herewith:

      2 Agreement and Plan of Merger dated July 12, 1999 by and among Fedders Corporation, TI Acquisition Corp., and Trion, Inc. (incorporated herein by reference to Exhibit 2 to Schedule 14D-9 filed on July 15, 1999, file number 0-3108).

     27     Financial Data Schedule

     99     Press Release dated July 13, 1999

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

Date: August 9, 1999                           /s/ Steven L. Schneider
                                               Steven L. Schneider
                                               President and
                                               Chief Executive Officer

Date: August 9, 1999                           /s/ Calvin J. Monsma
                                               Calvin J. Monsma
                                               Vice President and
                                               Chief Financial Officer
                                      -12-